Form 10-Q
period 1997-09-30
UNIFAB INTERNATIONAL INC
filed 1997-11-13
CIK 101990

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997
                                          ------------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period From             to
                                                    -----------    -----------


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Louisiana                                      72-1382998
----------------------------------------         -------------------------------
     (State or other jurisdiction                        (I.R.S. Employer
   or incorporation or organization)                    Identification No.)


            5007 Port Road
            New Iberia, LA                                   70562
----------------------------------------         -------------------------------
(Address of principal executive offices)                    (Zip Code)



                                 (318) 367-8291
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes        No   X
                                              ---        ---

Common Stock, $0.01 Par Value ---- 5,022,250 shares as of November 12 , 1997.

                           UNIFAB INTERNATIONAL, INC.

                                     INDEX


PART I.     FINANCIAL INFORMATION                                            PAGE
   Item 1.   Financial Statements

             Condensed  Consolidated  Balance  Sheets-- September  30,
                1997 and March 31, 1997......................................  1



             Condensed  Consolidated  Statements  of  Income  --  Three
                Months Ended  September 30, 1997 and 1996;  Six Months
                Ended September 30, 1997 and 1996............................  2

             Condensed  Consolidated Statement of Shareholders' Equity
                -- Six Months Ended September 30, 1997.......................  3

             Condensed  Consolidated  Statements  of Cash  Flows -- Six
                Months Ended September 30, 1997 and 1996.....................  4

             Notes to  Consolidated  Financial  Statements -- September
                30, 1997.....................................................  5


   Item 2.   Management's   Discussion   and   Analysis  of  Financial
                Condition and Results of Operations..........................  6

PART II.           OTHER INFORMATION


   Item 2.   Changes in Securities and Use of Proceeds.......................  8

   Item 5.   Other Information...............................................  8

   Item 6.   Exhibits and Reports on Form 8-K................................  8

                           UNIFAB INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                SEPTEMBER  30      MARCH 31
                                                                    1997             1997
                                                                -----------------------------
Current assets:
  Cash and cash equivalents ................................    $20,941,201       $   659,626
  Accounts receivable ......................................     14,878,482        19,368,473
  Costs and estimated earnings in excess of billings on
     uncompleted contracts .................................        111,602           239,097
  Prepaid expenses .........................................        127,578           444,045
  Other assets .............................................        101,644           102,062
                                                                -----------       -----------
          Total current assets .............................     36,160,507        20,813,303
Property, plant and equipment, net .........................      6,357,543         5,341,122
                                                                -----------       -----------
          Total assets .....................................    $42,518,050       $26,154,425
                                                                ===========       ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft ...........................................    $ 2,276,508       $   763,010
  Accounts payable .........................................      5,476,437         6,210,166
  Billings in excess of costs and estimated earnings on
     uncompleted contracts .................................      1,635,310         4,317,837
  Accrued liabilities ......................................      1,807,494           813,762
  Income tax payable .......................................        484,569           516,462
                                                                -----------       -----------
          Total current liabilities ........................     11,680,318        12,621,237
Deferred income taxes ......................................      1,252,811         1,332,168
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized,  no shares outstanding ......................             --                --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 5,022,250 and 3,500,000 shares outstanding ..         50,223            35,000
  Additional paid-in capital ...............................     25,032,942         6,483,664
  Retained earnings ........................................      4,501,756         5,682,356
                                                                -----------       -----------
          Total shareholders' equity .......................     29,584,921        12,201,020
                                                                -----------       -----------
          Total liabilities and shareholders' equity .......    $42,518,050       $26,154,425
                                                                ===========       ===========


           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED SEPTEMBER 30          SIX  MONTHS ENDED SEPTEMBER 30
                                               --------------------------------        --------------------------------
                                                  1997                 1996                1997                1996
                                               ------------        ------------        ------------        ------------
Revenue......................................  $ 17,947,922        $ 18,237,747        $ 33,451,074        $ 36,656,985
Cost of revenue .............................    15,561,574          16,062,436          28,875,516          32,357,920
                                               ------------        ------------        ------------        ------------
Gross profit ................................     2,386,348           2,175,311           4,575,558           4,299,065

General and administrative expense ..........       447,014             384,645             855,916             726,782
                                               ------------        ------------        ------------        ------------
Income from operations ......................     1,939,334           1,790,666           3,719,642           3,572,283
Other income (expense):
  Interest expense ..........................        (5,537)            (36,937)             (8,895)            (58,633)
  Interest income ...........................        61,115              38,499              88,131              86,097
                                               ------------        ------------        ------------        ------------
Income before income taxes ..................     1,994,912           1,792,228           3,798,878           3,599,747
Income tax provisions .......................       697,371             685,443           1,357,289           1,394,351
                                               ------------        ------------        ------------        ------------
Net income...................................  $  1,297,541        $  1,106,785        $  2,441,589        $  2,205,396
                                               ============        ============        ============        ============

Earnings per share of common stock ..........  $       0.36        $       0.32        $       0.69        $       0.63
                                               ============        ============        ============        ============

Average common stock outstanding ............     3,615,823           3,500,000           3,557,912           3,500,000
                                               ============        ============        ============        ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 COMMON STOCK
                                        -------------------------------       ADDITIONAL
                                                                                PAID-IN             RETAINED
                                           SHARES             AMOUNT            CAPITAL             EARNINGS              TOTAL
                                        ------------       ------------       ------------        ------------        ------------
Balance at March 31, 1997 ...........      3,500,000       $     35,000       $  6,483,664        $  5,682,356        $ 12,201,020
 Proceeds to the Company from
   public offering of common
   stock, net of underwriting
   discount and offering expenses
                                           1,522,250             15,223         24,849,278                  --          24,864,501
 Payment for surrender of
   shareholder rights ...............             --                 --         (6,300,000)                 --          (6,300,000)
  Dividends paid ....................             --                 --                 --          (3,622,189)         (3,622,189)
  Net income ........................             --                 --                 --           2,441,589           2,441,589
                                        ------------       ------------       ------------        ------------        ------------
Balance at September 30, 1997 .......      5,022,250       $     50,223       $ 25,032,942        $  4,501,756        $ 29,584,921
                                        ============       ============       ============        ============        ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                   SIX MONTHS ENDED SEPTEMBER 30
                                                  --------------------------------
                                                      1997                1996
                                                  ------------        ------------
Cash from operations ........................     $  6,428,438        $  6,935,929
Investing activities:
  Proceeds from sale of equipment ...........               --               7,375
  Purchases of equipment ....................       (1,261,675)           (526,359)
                                                  ------------        ------------
                                                    (1,261,675)           (518,984)
Financing activities:
  Net proceeds from initial public offering .       25,037,001                  --
  Payment for surrender of shareholder ......       (6,300,000)                 --
rights ......................................
  Dividends paid ............................       (3,622,189)         (5,807,418)
                                                  ------------        ------------
                                                    15,114,812          (5,807,418)
                                                  ------------        ------------
  Net change in cash and cash equivalents ...     $ 20,281,575        $    609,527
                                                  ============        ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1.    ORGANIZATION AND INITIAL PUBLIC OFFERING

     UNIFAB International, Inc. (International) was formed on July 16, 1997 to serve as the parent corporation of Universal Fabricators Incorporated, 51% of the outstanding common stock of which was owned by Universal Partners, Inc. (Universal Partners) and 49% of which was owned by McDermott Incorporated (McDermott). On September 24, 1997 immediately prior to the completion of an initial public offering of 3,237,250 shares of International's $.01 par value common stock (the Offering), Universal Partners and McDermott exchanged their respective shares of common stock of Universal Fabricators Incorporated for shares of International's common stock. The shareholders of Universal Partners received 1,785,000 shares of common stock of International and McDermott received 1,715,000 shares of common stock of International in this share exchange. In the Offering, 1,522,250 shares were sold by International (422,250 of which represents Underwriters' overallotment) and the balance of the shares were sold by McDermott.

     Also on September 24, 1997, Universal Fabricators Incorporated paid $6,300,000 to McDermott for the surrender of certain contractual rights, including the cancellation of an option held by McDermott which allowed it to acquire the other 51% of outstanding common stock of Universal Fabricators Incorporated.

2.    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of International and its wholly-owned subsidiary, Universal Fabricators Incorporated, (collectively referred hereinafter as the "Company"). The Company fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

     These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1997 included in the Company's Registration Statement on Form S-1 (Registration No. 333-31609), as declared effective by the Securities and Exchange Commission on September 18, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-31609), as declared effective by the Securities and Exchange Commission on September 19, 1997.

RESULTS OF OPERATIONS

     Revenue for the three months ended September 30, 1997 decreased 1.58% to $17.9 million from the $18.2 million generated in the three months ended September 30, 1996. For the six-month period ended September 30, 1997, revenue of $33.5 million was $3.2 million, or 8.7% lower than the same period in 1996. This decrease was primarily due to revenue recognized as a result of the large amount of contract materials purchased in the 1996 period as compared to the 1997 period. Although the Company's direct labor hours worked during the three months ended September 30, 1997 period increased 9.8% from the number worked in the same period in 1996 and prices realized under fixed-price contracts were slightly higher in the 1997 period, the decreases in the amount of revenue recognized as a result of contract materials purchased offset these increases.

     Cost of revenue for the three months ended September 30, 1997 decreased 3.1% or $0.5 million to $15.6 million from $16.1 million in the three months ended September 30, 1996. For the six-month period ended September 30, 1997, cost of revenue of $28.9 million was $3.5 million or 10.8% lower than for the same period in 1996. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that can be specifically allocated to projects. These costs decreased as a percentage of revenues to 86.7% and 86.3% in the three and six-month periods ended September 30, 1997 from 88.1% and 88.3% for the same periods in 1996.

     Gross profit for the three months ended September 30, 1997 increased to $2.4 million and for the six months ended September 30, 1997 increased to $4.6 million from $2.2 million and $4.3 million in the corresponding periods in 1996 mainly due to improved margins on fixed price contracts and a favorable mix of services and materials on the Company's time and materials contracts which offset the decrease in revenue.

     General and administrative expense was $0.4 million in the three months ended September 30, 1997 and 1996, and was $0.9 million in the six months ended September 30, 1997 compared to $.7 million in the same period in 1996. This increase is due to increases in employee costs, primarily salaries and benefits.

     Interest income increased in the three and six-month periods ended September 30, 1997 compared to the same periods in 1996 as the weighted average of invested funds increased in 1997, due mainly to the investment of funds from the Company's sale of common stock and from the collection of international receivables near the end of the June 30, 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The company completed its initial public offering on September 24, 1997 in which it sold 1.5 million shares of common stock for net proceeds of $18.6 million after underwriting discount and other offering expenses of $2.5 million and a $6.3 million payment to McDermott for the surrender of certain contractual rights. The balance of the proceeds was invested in money market funds and short-term, interest-bearing securities.

     Historically, the company has funded its business activities through funds generated from its operations. Net cash provided by operations was $6.5 million for the six months ended September 30, 1997. During the same period the Company had capital expenditures of $1.3 million, including $700,000 to purchase approximately 18 acres of land from McDermott, where the Company's 12,000 square foot main office building is located, and $100,500 for an additional 10 acres from Universal Partners. The remaining capital expenditures were for improvements to facilities and equipment to increase the productivity of the labor force.

     On September 22, 1997, the Company has entered into an unsecured credit facility (the "Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At September 30, 1997, the Company had no letters of credit and no borrowings outstanding under the revolving credit facility. The Credit Facility also provides for replacement of several letters of credit under a non-revolving letter of credit facility. These letters of credit, which aggregate $7.0 million, were previously provided by McDermott (the "McDermott Letters of Credit"). The non-revolving letter of credit facility will be reduced upon the respective expiration dates of the letters of credit issued to replace the McDermott Letters of Credit, the last of which is scheduled to expire in January, 2000.

     Capital expenditures for the remaining six months of fiscal year ended March 31, 1998 are estimated to be approximately $7.0 million, including purchase and installation of a four-inch rolling mill, the dredging and construction of a new slip and loadout facilities for the slip and the expansion of the Company's pipe shop. Management believes that its available funds, cash generated by operating activities and funds available under its revolving credit facility will be sufficient to fund these capital expenditures, ongoing capital expenditures and working capital needs. The Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

                                    PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c ) In connection with the Share Exchange described in note 1 to the notes to the Condensed Consolidated Financial Statements included in Part I of this report, the Company issued 1,785,000 shares of its common stock to Universal Partners and 1,715,000 shares of such stock to McDermott International immediately prior to the completion of the Company's initial public offering on September 24, 1997. The shares received by Universal Partners were distributed as a dividend to its shareholders also on September 24, 1997. All such shares were sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) as securities sold in transactions not involving any public offering.

     (d) In connection with the initial public offering of stock described in note 1 to the notes to the Condensed Consolidated Financial Statements included in Part I of this report and in the Company's Registration Statement on Form S-1 (Registration No. 333-31609), as declared effective by the Securities and Exchange Commission on September 18, 1997 (the IPO), the Company registered 3,237,250 shares of its $.01 par value common stock (422,250 of which represents Underwriters' overallotment). The IPO was completed on September 24, 1997, with 3,237,250 shares sold at $18 per share for an aggregate offering price of $58,270,500. The managing underwriters for the IPO were Morgan Keegan & Company, Inc. and Stephens Inc., who received in the aggregate $4,078,935 (the underwriting discount). McDermott, the selling shareholder, sold 1,715,000 shares of stock and received $28,709,100 net of underwriting discount. The Company sold 1,522,250 shares of stock and received $25,482,465 net of underwriting discount. Other expenses incurred in the IPO and paid directly to others by the Company total approximately $618,000, which amount includes an estimate of expenses incurred but not paid through September 30, 1997. Net proceeds to the Company after deducting these expenses is $24,864,465.

     Through September 30, 1997, the Company has paid $6.3 million to McDermott for the surrender of certain contractual rights, $700,000 to purchase approximately 18 acres of land from McDermott, where the Company's 12,000 square foot main office building is located, and $100,500 for an additional 10 acres from Universal Partners. The balance of the proceeds has been invested in money market funds and short-term, interest-bearing securities. This use of proceeds is consistent with the use of proceeds described in the Company's prospectus included in the Company's Registration Statement on Form S-1 (Registration No. 333-31609).

ITEM 5. OTHER INFORMATION

On October 28, 1997 The Company announced its second quarter fiscal 1998 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit
              Number                Description
                27.1                Financial Data Schedule

                99.1 Press release issued by the Company on October 28, 1997 announcing its earnings and related matters for the second quarter fiscal year ending March 31, 1998.

        (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIFAB International, Inc.



Date      November 13, 1997         /s/ Peter J. Roman
       ------------------------     --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



Exhibit
Number                Description
-------               -----------
  27.1                Financial Data Schedule

  99.1 Press release issued by the Company on October 28, 1997 announcing its earnings and related matters for the second quarter fiscal year ending March 31, 1998.
