Form 10-Q
period 1997-12-31
UNIFAB INTERNATIONAL INC
filed 1998-02-17
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Period Ended December 31, 1997
                                                    -----------------

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Transition Period
          From               to
              --------------   --------------

Commission file number 0-29416

                           UNIFAB International, Inc.
             (Exact name of registrant as specified in its charter)


           Louisiana                                72-1382998
(State or other jurisdiction                      (I.R.S. Employer
or incorporation or organization)                Identification No.)


       5007 Port Road
       New Iberia, LA                                  70562
(Address of principal executive offices)             (Zip Code)



                                 (318) 367-8291
              (Registrant's telephone number, including area code)


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $0.01 Par Value ---- 5,022,250 shares outstanding as of February 4, 1998.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                     PAGE
   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -- December 31, 1997 and

                March 31, 1997                                                         1


             Condensed Consolidated Statements of Income -- Three Months Ended
                December 31, 1997 and 1996; Nine months Ended December 31, 1997
                and 1996                                                               2

             Condensed Consolidated Statement of Shareholders' Equity
                -- Nine months Ended December 31, 1997                                 3

             Condensed Consolidated Statements of Cash Flows -- Nine
                months Ended December 31, 1997 and 1996                                4

             Notes to Condensed Consolidated Financial Statements --
                December 31, 1997                                                      5


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    6

PART II.           OTHER INFORMATION


   Item 2.   Changes in Securities and Use of Proceeds                                 8

   Item 5.   Other Information                                                         8

   Item 6.   Exhibits and Reports on Form 8-K                                          9

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              DECEMBER 31       MARCH 31
                                                                 1997             1997
                                                              -----------     -----------
Current assets:
  Cash and cash equivalents                                   $17,929,316     $   659,626
  Accounts receivable                                          10,546,635      19,368,473
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        908,491         239,097
  Prepaid expenses                                                759,317         444,045
  Other current assets                                            152,298         102,062
                                                              -----------     -----------
          Total current assets                                 30,296,057      20,813,303
Property, plant and equipment, net                              7,382,223       5,341,122
Other assets                                                      739,558            --
                                                              -----------     -----------

          Total assets                                        $38,417,838     $26,154,425
                                                              ===========     ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                              $      --       $   763,010
  Accounts and note payable                                     3,685,013       6,210,166
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                        523,469       4,317,837
  Accrued liabilities                                           1,181,822         813,762
  Income tax payable                                              925,371         516,462
                                                              -----------     -----------
          Total current liabilities                             6,315,675      12,621,237
Long term note payable                                             40,273            --
Deferred income taxes                                           1,239,830       1,332,168
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized,  no shares outstanding                                --              --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 5,022,250 and 3,500,000 shares outstanding
                                                                   50,223          35,000
  Additional paid-in capital                                   25,032,942       6,483,664
  Retained earnings                                             5,738,895       5,682,356
                                                              -----------     -----------
          Total shareholders' equity                           30,822,060      12,201,020
                                                              -----------     -----------
          Total liabilities and shareholders' equity          $38,417,838     $26,154,425
                                                              ===========     ===========


          See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        THREE MONTHS ENDED DECEMBER 31      NINE MONTHS ENDED DECEMBER 31
                                        ------------------------------      ------------------------------
                                            1997              1996              1997              1996
                                        ------------      ------------      ------------      ------------
Revenue                                 $ 13,469,749      $ 14,514,962      $ 46,920,823      $ 51,171,947
Cost of revenue                           11,056,730        12,808,009        39,932,246        45,165,928
                                        ------------      ------------      ------------      ------------
Gross profit                               2,413,019         1,706,953         6,988,577         6,006,019

General and administrative expense           716,169           399,145         1,572,085         1,125,923
                                        ------------      ------------      ------------      ------------
Income from operations                     1,696,850         1,307,808         5,416,492         4,880,096
Other income (expense):
  Interest expense                           (11,942)           (1,720)          (20,837)          (60,353)
  Interest income                            225,731            38,732           313,862           124,829
                                        ------------      ------------      ------------      ------------
Income before income taxes                 1,910,639         1,344,820         5,709,517         4,944,572
Income tax provisions                        673,500           506,998         2,030,789         1,901,349
                                        ------------      ------------      ------------      ------------
Net income                              $  1,237,139      $    837,822      $  3,678,728      $  3,043,223
                                        ============      ============      ============      ============

Basic earnings per share                $       0.25      $       0.24      $       0.91      $       0.87
                                        ============      ============      ============      ============
Basic earnings per share weighted
average shares                             5,022,250         3,500,000         4,046,024         3,500,000
                                        ============      ============      ============      ============

Diluted earnings per share              $       0.25      $       0.24      $       0.91      $       0.87
                                        ============      ============      ============      ============
Diluted earnings per share adjusted
weighted average shares                    5,038,606         3,500,000         4,054,004         3,500,000
                                        ============      ============      ============      ============

                           UNIFAB INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  COMMON STOCK             ADDITIONAL
                                         -----------------------------       PAID-IN           RETAINED
                                              SHARES          AMOUNT         CAPITAL           EARNINGS            TOTAL
                                         ------------     ------------     ------------      ------------      ------------
Balance at March 31, 1997                   3,500,000     $     35,000     $  6,483,664      $  5,682,356      $ 12,201,020
 Proceeds to the Company from public
   offering of common stock, net of
   underwriting discount and
   offering expenses                        1,522,250           15,223       24,849,278              --          24,864,501
 Payment for surrender of
   shareholder rights                            --               --         (6,300,000)             --          (6,300,000)
  Dividends paid                                 --               --               --          (3,622,189)       (3,622,189)
  Net income                                     --               --               --           3,678,728         3,678,728
                                         ------------     ------------     ------------      ------------      ------------
Balance at December 31, 1997                5,022,250     $     50,223     $ 25,032,942      $  5,738,895      $ 30,822,060
                                         ============     ============     ============      ============      ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 NINE MONTHS ENDED DECEMBER 31
                                                ------------------------------
                                                      1997              1996
                                                ------------      ------------
Cash from operations                            $  4,090,979      $  3,916,951
Investing activities:
  Proceeds from sale of equipment                       --              17,175
  Purchases of equipment                          (1,936,101)         (731,739)
                                                ------------      ------------
                                                  (1,936,101)         (714,564)
Financing activities:
  Net proceeds from initial public offering       25,037,001              --
  Payment for surrender of shareholder            (6,300,000)             --
rights .
  Dividends paid                                  (3,622,189)       (5,807,418)
                                                ------------      ------------
                                                  15,114,812        (5,807,418)
                                                ------------      ------------
  Net change in cash and cash equivalents       $ 17,269,690      $ (2,605,031)
                                                ============      ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1997 included in the Company's Registration Statement on Form S-1 (Registration No. 333-31609), as declared effective by the Securities and Exchange Commission on September 18, 1997.

3.    ACQUISITION OF PIM

On February 5, 1998, International completed its acquisition of the assets and business of Professional Industrial Maintenance, LLC (PIM), a company which provided industrial plant maintenance services and repair, refurbishment and conversion services for oil and gas drilling rigs from its fabrication facility located on an industrial canal twelve miles south of Lake Charles, Louisiana. The acquisition was effective as of January 1, 1998, and the operating results of PIM will be included in the consolidated operating results of International as of that date. The press release announcing the completion of this acquisition is being filed as an exhibit to this Form 10-Q. Additional information relating to this acquisition will be included in a Current Report on Form 8-K to be filed by International on or before February 20, 1998.

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

RESULTS OF OPERATIONS

         Revenue for the three months ended December 31, 1997 decreased 7.2% to $13.5 million from the $14.5 million generated in the three months ended December 31, 1996. For the nine-month period ended December 31, 1997, revenue of $46.9 million was $4.3 million, or 8.3% lower than the same period in 1996. This decrease was primarily due to revenue recognized as a result of the large amount of contract materials purchased in the 1996 period as compared to the 1997 period. Although the Company's direct labor hours worked during the three months ended December 31, 1997 period increased 12.2% from the number worked in the same period in 1996 and prices realized under fixed-price contracts were slightly higher in the 1997 period, the decreases in the amount of revenue recognized as a result of contract materials purchased offset these increases.

         Cost of revenue for the three months ended December 31, 1997 decreased 13.7% or $1.8 million to $11.1 million from $12.8 million in the three months ended December 31, 1996. For the nine-month period ended December 31, 1997, cost of revenue of $39.9 million was $5.2 million or 11.6% lower than for the same period in 1996. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that can be specifically allocated to projects. These costs decreased as a percentage of revenues to 82.1% and 85.1% in the three and nine-month periods ended December 31, 1997 from 88.2% and 88.3% for the same periods in 1996.

         Gross profit for the three months ended December 31, 1997 increased to $2.4 million and for the nine months ended December 31, 1997 increased to $7.0 million from $1.7 million and $6.0 million in the corresponding periods in 1996 mainly due to improved margins on fixed price contracts and a favorable mix of services and materials on the Company's time and materials contracts which offset the decrease in revenue.

         General and administrative expense increased to $0.7 million in the three months ended December 31, 1997 from $0.4 million in the corresponding period in 1996, and to $1.6 million in the nine months ended December 31, 1997 compared to $1.1 million in the corresponding period in 1996. This increase is due to increases in employee costs, primarily salaries and benefits, and costs related to being a public company.

         Interest income increased in the three and nine-month periods ended December 31, 1997 compared to the same periods in 1996 as the weighted average of invested funds increased in 1997, due mainly to the investment of funds from the Company's sale of common stock and from the collection of international receivables near the end of the June 30, 1997 quarter.

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

         Historically, the Company has funded its business activities through funds generated from its operations. Net cash provided by operations was $4.1 million for the nine months ended December 31, 1997. During the same period the Company had capital expenditures of $1.9 million, including $700,000 to purchase approximately 18 acres of land from McDermott, where the Company's 12,000 square foot main office building is located, and $100,500 for an additional 10 acres from Universal Partners. The remaining capital expenditures were for improvements to facilities and equipment which will increase the productivity of the labor force and increase the load out capacity of the fabrication facility located at the Port of Iberia.

         On September 22, 1997, the Company has entered into an unsecured credit facility (the "Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At December 31, 1997, the Company had no letters of credit and no borrowings outstanding under the revolving credit facility. The Credit Facility also provides for replacement of several letters of credit under a non-revolving letter of credit facility. These letters of credit, which aggregate $7.0 million, were previously provided by McDermott (the "McDermott Letters of Credit"). The non-revolving letter of credit facility will be reduced upon the respective expiration dates of the letters of credit issued to replace the McDermott Letters of Credit, the last of which is scheduled to expire in January, 2000.

         Capital expenditures for the remaining three months of fiscal year ended March 31, 1998 are estimated to be approximately $6.0 million, including purchase and installation of a four-inch rolling mill, the dredging and construction of a new slip and loadout facilities for the slip and the expansion of the Company's pipe shop. Management believes that its available funds, cash generated by operating activities and funds available under its revolving credit facility will be sufficient to fund these capital expenditures and working capital needs. As described in the notes to the condensed consolidated financial statements, the Company announced that it had completed the acquisition of the assets and business of Professional Industrial Maintenance, LLC. The Company used available funds in the acquisition. The Company may expand its operations through further acquisitions in the future, which may require additional equity or debt financing.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the initial public offering of stock described in note 1 to the notes to the Condensed Consolidated Financial Statements included in Part I of this report and in the Company's Registration Statement on Form S-1 (Registration No. 333-31609), as declared effective by the Securities and Exchange Commission on September 18, 1997 (the IPO), the Company registered 3,237,250 shares of its $.01 par value common stock (422,250 of which represents Underwriters' overallotment). The Company sold 1,522,250 shares of stock and received $25,482,465 net of underwriting discount. Net proceeds to the Company after deducting expenses was $24,864,465.

         In prior reports on Form 10-Q the Company has provided information as to the use of $7.1 million of such proceeds. The balance of such net proceeds has been applied or is committed to be applied for the expansion and upgrade of the Port of Iberia facility as follows:

Applied and expended     $  820,000
Committed                 5,200,000
                         ----------
    Total                $6,020,000
                         ==========

         This use of proceeds is consistent with the use of proceeds described in the Company's prospectus included in the Company's Registration Statement on Form S-1 (Registration No. 333-31609).

ITEM 5. OTHER INFORMATION

         On January 23, 1998 The Company announced its third quarter fiscal 1998 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

         On February 5, 1998 The Company announced that it had completed the acquisition of the assets and business of Professional Industrial Maintenance, LLC. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Exhibit
Number     Description

  27.1     Financial Data Schedule

  99.1 Press release issued by the Company on January 23, 1998 announcing its earnings and related matters for the third quarter fiscal year ending March 31, 1998.

  99.2 Press release issued by the Company on February 5, 1998 it had completed the acquisition of the assets and business of Professional
           Industrial Maintenance, LLC.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIFAB International, Inc.



Date      February 12, 1997         /s/        Peter J. Roman
       ----------------------       --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Exhibit
Number     Description

  27.1     Financial Data Schedule

  99.1 Press release issued by the Company on January 23, 1998 announcing its earnings and related matters for the third quarter fiscal year ending March 31, 1998.

  99.2 Press release issued by the Company on February 5, 1998 it had completed the acquisition of the assets and business of Professional
           Industrial Maintenance, LLC.