Form 10-K
period 1998-03-31
UNIFAB INTERNATIONAL INC
filed 1998-06-29
CIK 101990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                                    ------------   -----------


Commission file number 0-29416

                           UNIFAB International, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Louisiana                                      72-1382998
-------------------------------------               ---------------------------
    (State or other jurisdiction                         (I.R.S. Employer
  or incorporation or organization)                     Identification No.)


            5007 Port Road
            New Iberia, LA                                    70562
-------------------------------------               ---------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (318) 367-8291
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ____

The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 23, 1998 was approximately $72.6 million.

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at June 23, 1998 was 5,048,655

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement prepared for use in connection with the registrant's 1998 annual meeting of shareholders to be held August 28, 1998 have been incorporated by reference into Part III of this Form 10-K.

                           UNIFAB INTERNATIONAL, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                      THE FISCAL YEAR ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
     Items 1. and 2.       Business and Properties...............................................       1
     Item 3.               Legal Proceedings.....................................................      11
     Item 4.               Submission of Matters to a Vote of Security Holders...................      11
                           Executive Officers of the Registrant..................................      11
PART II
     Item 5.               Market for Registrant's Common Equity and Related Shareholder
                              Matters............................................................      12
     Item 6.               Selected Financial Data...............................................      13
     Item 7.               Management's Discussion and Analysis of Financial Condition
                              and Results of Operations..........................................      14
     Item 7A.              Quantitative and Qualitative Disclosure About Market Risk.............      18
     Item 8.               Financial Statements and Supplementary Data...........................      18
     Item 9.               Changes in and Disagreements with Accountants on Accounting
                              and Financial Disclosure...........................................      18

PART III
     Item 10.              Directors and Executive Officers of the Registrant....................      18
     Item 11.              Executive Compensation................................................      18
     Item 12.              Security Ownership of Certain Beneficial Owners and Management........      18
     Item 13.              Certain Relationships and Related Transactions........................      19

PART IV
     Item 14.              Exhibits, Financial Statement Schedules, and Reports on Form 8-K......      19

GLOSSARY OF CERTAIN TECHNICAL TERMS..............................................................     G-1

FINANCIAL STATEMENTS.............................................................................     F-1

SIGNATURES.......................................................................................     S-1

EXHIBIT INDEX....................................................................................     E-1

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Certain technical terms are defined in the "Glossary of Certain Technical Terms" appearing at the end of this Report.

GENERAL

    UNIFAB International, Inc. (together with its subsidiaries "the Company") is an industry leader in the custom fabrication of decks and modules of drilling and production equipment weighing up to 3,500 tons for offshore oil and gas platforms, and has special expertise in the fabrication of decks with complex piping requirements. Decks and modules fabricated by the Company can be installed on fixed and floating platforms regardless of water depth. The Company also fabricates jackets for fixed platforms; pilings and other rolled tubular steel sections; compressor and generator packages; platform living quarters; subsea templates; bridges for connecting offshore platforms; wellhead protectors; and modules for the onshore petrochemical and refining industries. In addition, the Company refurbishes and retrofits existing jackets and decks and performs offshore piping hook-up and platform maintenance services. Through a wholly owned subsidiary, PIM, LLC, the Company provides industrial maintenance services and repair, refurbishment and conversion services for oil and gas drilling rigs. Structures fabricated by the Company are installed in oil and gas producing waters around the world, primarily the U.S. Gulf of Mexico (the "Gulf of Mexico") and offshore West Africa. The Company's ability to provide high quality fabrication services and maintain control over costs has enabled it to be profitable since its founding in 1980.

    Demand for the Company's services is primarily a function of worldwide offshore oil and gas activity. Over the past five years, improvements in production techniques and seismic and drilling technology, together with relatively stable oil and gas prices, have resulted in accelerated drilling activity in the Gulf of Mexico and continued strong activity levels worldwide. Although oil prices, and to a lesser extent, gas prices have declined significantly since the last quarter of 1997, the number of active offshore drilling rigs worldwide has remained strong. The Company's revenue increased 146% from $27.9 million in its fiscal year ended March 31, 1995 to $68.6 million in the fiscal year ended March 31, 1998. During the same period, the Company's workforce and direct labor hours worked increased by approximately 182% and 176%, respectively.

    Due to the time required to drill an exploratory offshore well, formulate a development plan and design offshore platforms, the fabrication and installation of such platforms usually lag exploratory drilling by one to three years. As a result, high levels of drilling activity worldwide, particularly in the Gulf of Mexico, have only recently impacted the demand for the Company's custom fabrication services. The Company believes its strong presence in both overseas markets and the Gulf of Mexico market, coupled with continued strong oil and gas activity in these markets, has enabled it to selectively obtain high margin fabrication work and benefit from increased pricing levels.

    1992 EXPANSION TRANSACTION. The Company's predecessor, Universal Partners, Inc. ("Universal Partners"), was organized in 1980 by its founder, Dailey J. Berard. In 1992, in order to expand its capabilities at the Port of Iberia and meet increasing demand for its services, Universal Partners entered into an agreement with McDermott Incorporated, a subsidiary of McDermott International, Inc. Universal Partners contributed as a going concern to the then newly formed Universal Fabricators Incorporated ("Universal Fabricators") approximately 50 acres of leased land, its buildings and fabrication equipment, and $2.4 million in cash. McDermott contributed an inactive fabrication yard directly across a canal from the land leased by Universal Partners, which included approximately 85 acres of land, 200,000 square feet of covered fabrication space and various equipment. This transaction (the "Expansion Transaction") substantially enlarged the Company's yard space and increased covered fabrication area from 25,000 square feet to approximately 225,000 square feet. In exchange for those assets, Universal Partners received 51% of the outstanding stock of Universal Fabricators and McDermott received 49% of the outstanding stock of Universal Fabricators.

    1997 PUBLIC OFFERING. The Company was formed in July 1997 to serve as the parent corporation for Universal Fabricators. Prior to the completion of the initial public offering of the Company (the "Initial Public Offering") in September 1997, Universal Partners exchanged its shares of Universal Fabricators common stock for 1,785,000 shares of Company Common Stock and distributed those shares of Company Common Stock to its stockholders upon its dissolution. McDermott also exchanged its shares of Universal Fabricators common stock for 1,715,000 shares of Company Common Stock, which it sold in the Initial Public Offering at the initial public offering price.

    1998 ACQUISITION. The Company expanded its operations through the acquisition of the assets and business of Professional Industrial Maintenance, LLC effective January 1, 1998, which provides industrial plant maintenance and construction services to the southwest Louisiana area. As part of this acquisition, the Company also acquired lease rights to a 60-acre fabrication yard on an industrial canal, 12 miles southwest of Lake Charles, Louisiana. This facility has 40-foot water depth and access to the Gulf of Mexico through the Calcasieu Ship Channel, which is maintained by the U.S. Army Corp of Engineers.

    ALLEN TANK ACQUISITION. On February 5, 1998, the Company announced that it had signed a letter of intent with the shareholders of Allen Tank, Inc. ("Allen Tank"). Allen Tank designs and manufactures oil and gas processing systems at its facility located in New Iberia, Louisiana for sale world wide. Completion of the transaction is subject to various conditions, including the satisfactory completion of due diligence by the Company. No assurance is given that the acquisition will be successfully completed.

DESCRIPTION OF OPERATIONS

    The Company's primary activity is the fabrication of decks and modules for offshore oil and gas drilling and production platforms. The Company has extensive experience in the fabrication of decks and modules with complex piping requirements and believes that its reputation for efficient, timely and high quality production of these structures gives it a competitive advantage in obtaining projects of this type. Using its recently completed slip, bulkhead and load out facilities, the Company can build and load out decks and modules weighing up to 6,000 tons. The Company also fabricates jackets for fixed production platforms for use in up to 300 feet of water. Other structures fabricated by the Company include pilings and other rolled tubular steel sections; modules of drilling and production equipment; compressor and generator packages; platform living quarters; subsea templates; bridges for connecting offshore platforms; wellhead protectors; other structures used in production and development activities; and modules for the onshore petrochemical and refining industries. The Company can construct and has in the past constructed platform drilling rigs, posted drilling rigs and barges.

    FABRICATION OF DECKS AND OTHER OFFSHORE PLATFORM COMPONENTS. The Company fabricates decks and modules for fixed and floating offshore platforms as well as jackets for fixed offshore platforms. A fixed platform is the traditional type of platform used for the offshore drilling and production of oil and gas. Most fixed platforms currently in use are of the traditional jacket-type design. Recently there has been an increase in the use of floating platforms as a result of increased drilling and production activities in deeper waters. Floating platforms are of three basic types: tension-leg platforms, spar platforms and floating production facilities. See "Glossary of Certain Technical Terms." Fixed platforms are generally better suited for shallower water depths, whereas floating platforms, although they can be used in any water depth, are primarily used in water depths greater than 1,000 feet. Because they are mobile (and can therefore be reused), floating platforms are sometimes used in water depths that could accommodate fixed platforms, particularly where the petroleum reservoir has a relatively short production life.

    The Company also fabricates subsea templates which often form a part of a subsea production system. Subsea production systems, which are systems that contain primary well control equipment and rest directly on the ocean floor, are becoming more prevalent in very deep water, in areas subject to severe weather conditions and in smaller fields with relatively short production lives that are located near existing pipelines and infrastructures. These systems are generally connected to existing surface facilities, which augment subsea hydrocarbon processing and transportation operations.

    The most common type of fixed platform consists of a deck structure located above the level of the storm waves and supported by a jacket. A jacket is a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface which is in turn supported on tubular steel pilings driven deep into the seabed. The deck structure is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are generally larger and more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

    Decks are built as either a single structure or in modular units. The composition and quantity of petroleum in the well stream generally determine the design of the production deck on a processing platform. Typical deck production equipment includes crude oil pumps, gas and oil separators, gas compressors and electricity generators. Much of this equipment involves the use of complex piping and electrical components. The equipment, piping and controls associated with major process subsystems are often joined together in modules which can then be installed on the deck as a unit either on land or offshore. Platforms can be joined by bridges to form complexes of platforms to service very large projects and to improve safety by dividing functions among specialized platforms. Floating platforms, like fixed platforms, support decks or modules with equipment to perform oil and gas processing and may support drilling operations as well.

    Most of the structural steel used in the Company's operations arrives at the Company's fabrication yards as standard steel shapes and steel plate. The standard shapes and plate are cut to appropriate sizes or shapes and, in some cases, rolled into tubular sections by the Company's rolling mill. These sections are welded together into structures that become part of decks, modules, jackets and other platform structures.

    While the structural portion of a deck or module is being assembled, process piping is fabricated in the Company's pipe shop. Piping is made into spools by fitting and welding together pipe and pipe fittings. To the extent possible, pipe supports and pipe spools are installed onto the various structural subassemblies of a deck or module before final assembly. The completed structural subassemblies are then lifted, positioned and welded together. Finally, the oil and gas process equipment along with the remaining pipe supports and pipe spools, valves and electrical and instrumentation components are installed and connected. The Company has installed both carbon and alloy steel piping in accordance with accepted industry codes and has also installed process piping for sour gas service, which requires adherence to more stringent industry code requirements.

    The Company typically performs a wide range of testing and commissioning activities. Virtually every contract requires as a minimum nondestructive testing of structural and piping welds, piping hydrostatic pressure testing, and loop testing of instrumentation and electrical systems. Commissioning of certain process subsystems is also commonly performed by the Company. A series of protective coatings is applied to the critical areas of the deck or module to resist the extremely corrosive conditions in an offshore environment. The Company generally subcontracts certain parts of the work to qualified subcontractors, particularly electrical, instrumentation and painting.

    The Company generally purchases equipment and pressure vessels to customer specifications from qualified vendors. However, some or all of the equipment and pressure vessels may be supplied by the customer. The Company typically procures most of the piping, pipe fittings, valves, instrumentation and electrical materials in accordance with the customer's specifications as part of its contract.

    Jackets are generally built in sections so that, to the extent possible, much of their fabrication is done on the ground. As each section of legs and bracing is completed, it is lifted by a crawler crane and then joined to another uprighted section. When a deck, module or jacket is complete and ready for load out, it is moved along a skidway and loaded onto a cargo barge. Using ocean-going tugs, the barge and its cargo are transported to the offshore site for installation by a marine construction contractor.

    PLATFORM REFURBISHMENT. The Company is also active in the market for the refurbishment of existing jackets and decks. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs and maintenance work and, in some cases, modification. There are a substantial number of structures stored by customers on Company premises, pending instructions from the customer to commence refurbishment. Because refurbishment is generally not time-critical, the Company is able to use this work as a means of keeping employees productively occupied between other more time-critical projects. Refurbishment work is most often conducted on a time and materials basis.

    DRILLING RIG REFURBISHMENT. The Company performs maintenance, refurbishment and upgrade services on deep water drilling rigs and jack ups at its deep water facility near Lake Charles, Louisiana. The Company intends to further develop the capabilities of this facility to support refurbishment upgrades of jack up and semisubmersible drilling rigs for deep water use and, as required by customer demand, to support new construction of drilling rigs, platforms and platform components.

    PLANT MAINTENANCE. The Company has a number of employees providing maintenance, construction and fabrication services to industrial plants in the southwest Louisiana area. These services are performed under fixed price, time and material, and maintenance agreement contracts, generally pursuant to competitive bids. The number of employees providing these services varies from time to time with the size and duration of the projects.

    OFFSHORE SERVICES. The Company also has a number of employees (ranging from approximately 25 to 50) whom it contracts to send offshore in crews to perform piping interconnect and general maintenance and repair services on offshore platforms. Oil and gas companies, which have traditionally performed this type of work using their own employees, have recently been outsourcing this work and the Company believes that this trend is likely to continue.

FACILITIES AND EQUIPMENT

    FACILITIES. The Company's corporate headquarters and main fabrication yard are located at the Port of Iberia in New Iberia, Louisiana, approximately 20 miles southeast of Lafayette, Louisiana and 30 miles north of the Gulf of Mexico. This facility includes approximately 150 acres developed for fabrication, one 12,000 square-foot office building that houses administrative staff, approximately 225,000 square feet of covered fabrication area, and approximately 25,000 square feet of warehouse storage area. The yard also has approximately 8,000 linear feet of water frontage, of which 1,600 feet is steel bulkhead which permits outloading of heavy structures.

    The structures that the Company fabricates are transported from the New Iberia facilities by barge to the Gulf of Mexico by offshore construction companies. Due to the water depths of these waterways (9 to 11 feet), these barges are currently unable to transport structures weighing over 3,500 tons. One main route to the Gulf of Mexico, the Freshwater Bayou Channel, provides 12 feet of water depth to the Gulf of Mexico, but the dimensions of locks on this channel prevent the transport of structures more than 80 feet in width. There is a by-pass channel around these locks that, if usable, would permit continuous passage to the Gulf of Mexico with at least 12 feet of water depth at all points and without any material width restrictions. This water depth would generally permit the transportation of structures weighing up to 6,000 tons. Due to the silt that has built up on both sides of the by-pass, the by-pass is currently impassable without extensive dredging. On the basis of amounts spent in the past by contractors other than the Company in order to facilitate the transportation of certain structures, it is estimated that the cost of dredging the silt from the by-pass and opening the by-pass channel would be $400,000 to $500,000. Recently, the Abbeville Port Commission has proposed that the State of Louisiana fund the reopening and dredging of the by-pass, a project that would open the by-pass for at least one year and possibly longer, depending upon the extent of future traffic through the by-pass. The Company believes that there is widespread support for this proposal and that the by-pass may be reopened within the next two years. There can be no assurance however as to whether or when such project will be completed or whether the increased channel depth will be maintained. If this project is not completed by the State, the Company would remain unable to deliver structures weighing over 3,500 tons unless it determined to incur the additional costs described above.

    The Company's facility in Lake Charles, Louisiana is located on an industrial canal at the intersection of the Intracoastal Canal and the Calcasieu Ship Channel, 12 miles south of Lake Charles and 20 miles from the Gulf of Mexico. The industrial canal is dredged to a 40-foot water depth with a bottom width of 400 feet. The facility is currently being leased from the Lake Charles Harbor & Terminal District under a 12-year lease, including option periods, and with options to lease up to 69 acres. The Company currently plans to develop the facility with slip and bulkheading and covered fabrication and warehousing facilities to support the drilling rig refurbishment operations and develop new construction capabilities.

    EQUIPMENT. The Company's main yard houses its two-inch plate roll, a Wheelabrator grit blast system, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. The Company also has an automatic plate cutting machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The Company also currently uses nine crawler cranes, which range in tonnage capacity from 50 to 230 tons. Of these cranes, five are owned by the Company and four are leased. The Company performs routine maintenance on all of its equipment.

    The Company has completed foundation and other preparatory construction for its four-inch plate rolling mill, installation of which is expected to be complete in July 1998. The Company's current rolling mill satisfies approximately 80% of the Company's current needs, with the Company using outside suppliers or other fabricators for the rest of its rolled goods. Once completed, the new four-inch rolling mill should enable the Company to do all of its plate rolling at its fabrication facility. This should enable the Company to coordinate all aspects of platform construction, which can reduce the risk of cost overruns, delays in project completion and labor costs. In addition, the four-inch rolling mill may also be used to roll steel for other fabricators on a subcontracting basis. The Company's grit blast system can blast steel at a rate approximately 10 times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

MATERIALS

    The principal materials used by the Company in its fabrication business -- standard steel shapes, steel plate, piping, pipe fittings, valves, welding gases, fuel oil, gasoline and paint -- are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

SAFETY AND QUALITY ASSURANCE

    Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations. The Company provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs several safety engineers. The Company has a comprehensive drug testing program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets monthly to discuss safety concerns and suggestions that could prevent future accidents. The Company has at times contracted with a third-party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

    The Company fabricates to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. The Company uses welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs are conducted to upgrade skilled personnel and maintain high quality standards. In addition, the Company maintains on-site facilities for the x-ray of all pipe welds, which process is performed by an independent contractor. Management believes that these programs generally enhance the quality of its products and reduce their repair rate.

CUSTOMERS AND CONTRACTING

    The Company's customers are primarily major and independent oil and gas companies and offshore marine construction contractors. The Company's structures are used primarily offshore West Africa and in the Gulf of Mexico.

    A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. At March 31, 1998, 65% of the Company's backlog was attributable to two projects. The following table provides information with respect to customers who accounted for more than 10% of the Company's revenue for each of the three fiscal years ending March 31, 1998:



        YEAR ENDED MARCH 31,                  CUSTOMER                       % OF REVENUE
        --------------------                  --------                       ------------
             1998               Shell Offshore, Inc., Bouygues Offshore            44

             1997               Bouygues Offshore, McDermott-ETPM West, Inc.*      61

             1996               Mobil Producing Nigeria Unlimited, Shell
                                Offshore, Inc.                                     64


* McDermott-ETPM West, Inc. was a joint venture between an affiliate of McDermott and a third party.

    Although the Company's direct customers on many projects are installation contractors, each project is ultimately fabricated for use by an oil and gas company. The Company, from time to time, contracts with multiple installation contractors who may be supplying structures to the same oil and gas company and, in some instances, contracts directly with the oil and gas companies. Thus, concentration among the Company's customers may be greater when the customer is viewed as the oil and gas company rather than the installation contractor.

    Because the level of fabrication that the Company may provide, directly or indirectly, to any particular oil and gas company depends, among other things, on the size of that company's capital expenditure budget devoted to platform construction in a particular year and the Company's ability to meet the customer's delivery schedule, companies that account for a significant portion of the Company's revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. The level of fabrication that the Company may provide as a subcontractor to an offshore construction company depends, among other things, on the ability of that company to successfully obtain prime contracts with oil and gas companies and the ability of the Company to meet the delivery schedule of the prime contractor. Thus, the prime contractors who account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of any significant customer (whether an oil and gas company with which the Company directly contracts or a prime contractor for which the Company has provided services on a subcontract basis) for any reason, including a sustained decline in an oil and gas company's capital expenditure budget or the prime contractor's inability to successfully obtain contracts, or other competitive factors, could result in a substantial loss of revenue and have a material adverse effect on the Company's operating performance.

    Most of the Company's projects are awarded on a fixed-price basis, and while customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer's delivery schedule are the principal factors on which the Company is awarded contracts. The Company's contracts generally vary in length from one month to 18 months depending on the size and complexity of the project.

    Under fixed-price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, with respect to fixed-price contracts, the Company retains all cost savings but is also responsible for all cost overruns. Under time and materials arrangements, the Company receives a specified hourly rate for direct labor hours worked (which exceeds its direct labor costs) and a specified percentage mark-up over its cost for materials. As a result, under time and materials contracts, the Company is protected against cost overruns but does not benefit directly from cost savings. As the Company is typically able to obtain prices for materials in excess of its costs, the cost and productivity of the Company's labor force are the key factors affecting the Company's operating profits. Consequently, it is essential that the Company control its costs and maximize the productivity of its workforce. Each project is reviewed on at least a weekly basis by the Company's top management to insure that difficulties and cost overruns can be identified early in the project and corrected. Although no assurance can be given that the Company will realize profits on its current or future contracts, the Company believes that the active involvement of its top management reduces the likelihood of significant cost overruns.

COMPETITION

    The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Since 1992, there has been a consolidation in the industry as several marine construction companies have combined with other companies or ceased operations altogether. As a result of this consolidation, there are approximately eight remaining domestic competitors for custom fabrication projects, several of which are substantially larger and have greater resources and capabilities than the Company. These companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. For international projects, the Company competes with many of the same domestic fabricators, as well as with several foreign fabricators, some of which are substantially larger and have greater financial resources and capabilities than the Company.

    The Company's marketing staff contacts offshore construction contractors and oil and gas companies to obtain information as to upcoming projects so that the Company will be well positioned to bid for the projects. Although price and the contractor's ability to meet a customer's delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator's efficiency, condition of equipment, reputation, safety record and customer relations. The Company believes that the limited availability of experienced supervisory and management personnel, as well as skilled laborers, presents the greatest barrier to entry to new companies trying to enter the fabrication industry.

    The Company believes that its competitive pricing, expertise in fabricating offshore marine structures and its long-term relationships with international customers will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. The additional transportation costs that will be incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators and lower wage rates in foreign countries along with fluctuations in the value of the U.S. dollar and other factors, the Company may find it increasingly difficult to remain competitive with foreign contractors for projects designed for use in international waters.

BACKLOG

    As of March 31, 1998, the Company's backlog was approximately $26.4 million, all of which management expects to be performed by April 1999. Of the Company's backlog at March 31, 1998, 65% was attributable to two projects.

    The Company's backlog is based on management's estimate of the remaining labor, material and subcontracting costs to be incurred with respect to those projects as to which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, original contract prices are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, the total contract price to complete such projects is likely to change. In addition, most projects currently included in the Company's backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, pay the Company termination fees.

GOVERNMENT AND ENVIRONMENTAL REGULATION

    Many aspects of the Company's operations and properties are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the MMS. The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore structures located on the outer continental shelf to meet stringent engineering and construction specifications. The Company is not directly affected by regulations applicable to offshore construction operations as are its customers which install and operate the structures fabricated by the Company, but the Company is required to construct these structures in accordance with customer design which must comply with applicable regulations; to the extent such regulations detrimentally affect customer activities, the operations of the Company may be adversely affected. Violations of the laws and related regulations directly affecting the Company's operations can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other laws and related regulations affecting the fabrication of structures for delivery to the outer continental shelf of the United States and the laws and related regulations governing other areas of the world. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. In addition, offshore construction and drilling in certain areas have been opposed by environmental groups and, in certain areas, have been restricted or prohibited. To the extent laws or regulations are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected, although such restrictions in the areas where the Company's products are used have not been substantial. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing laws or regulations.

    The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances, and the health and safety of employees. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, cease and desist orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict joint and several liability, without regard to fault or negligence, for remediation of spills and other releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury, property damage or natural resource damage as a result of the handling of hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

    The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations requires the acquisition of permits and other authorizations for certain activities and compliance with various standards and procedural requirements.

    The Company is currently in the process of applying for certain permits from the Louisiana Department of Environmental Quality for its facilities and upgrading its general environmental compliance. These permits are necessary for the operation of certain facilities in accordance with environmental requirements. While there can be no assurance that the permits will be issued, management believes that the Company will be able to obtain the required permits and bring its facilities into substantial compliance with current regulatory standards without material effect to its operations. The Company has budgeted $150,000 for the costs of completing the necessary environmental permitting and compliance matters.

    In addition to the Company's operations, in the past other industrial operations have been conducted by other entities on the properties now utilized by the Company. Although the Company does not believe that there are any material remediation requirements on its properties, it is possible that these past operations may have caused unknown environmental conditions to exist that might in the future require remediation.

    The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain miscellaneous permits, licenses and certificates with respect to its operations. The kind of permits, licenses and certificates required in the Company's operations depend upon a number of factors. The Company believes that it has all such miscellaneous permits, licenses and certificates that are material to the conduct of its existing business.

    The Company's efforts to comply with the laws and regulations discussed in this section have entailed certain additional expenses and changes in operating procedures. These expenses have not been substantial over the past ten years, and the Company believes that, except for the amount budgeted for permitting matters as discussed above, compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, stricter or different interpretations of existing laws and regulations or adoption of new laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

    The Company also has employees engaged in offshore operations which are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established under state workers' compensation laws (which are applicable to the Company's other employees) inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company's potential liability.

    In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to in the fabrication process.

INSURANCE

    The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. The Company also maintains general liability insurance, workers' compensation liability and maritime employer's liability insurance. All policies are subject to deductibles and other coverage limitations. Although management believes that the Company's insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

    During the fiscal year ended March 31, 1998, the number of Company employees increased by 164 full-time production employees to 578 at year end, which includes 139 at the PIM, LLC facility. The Company also engages the services of subcontractors. Management estimates that these subcontractors provide from time to time approximately 50 to 125 workers to perform certain tasks in connection with the Company's projects. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

    The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends primarily on its ability to increase its workforce. The demand for such workers is high, and the supply is extremely limited. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurs, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

    The Company has taken an active role in the movement to create a more business-oriented educational system in Louisiana. For example, Dailey J. Berard, the Company's President, Chief Executive Officer and Chairman of the Board, has been appointed by Louisiana Governor Mike Foster to the Louisiana Workforce Commission, a group consisting of 25 members, 11 of whom are representatives of business and industry. This Commission, which was established by recent Louisiana legislation, will oversee the spending of $400 million in job training funds appropriated by the legislature. The Commission will coordinate federal worker training programs, exercise authority over policy and funding decisions for worker training programs, oversee an occupational information system, and create regional employer-oriented workforce boards. Although there can be no assurance that such initiatives will enable the Company to meet its hiring needs, management believes that, in the long-term, initiatives like these are the best methods for increasing the pool of skilled workers from which it can draw employees.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

    Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Business and Properties," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operation." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices of each of the executive officers of the Company as of June 1, 1998:


         NAME             AGE                    POSITION
         ----             ---                    --------
Dailey J. Berard.....      68    President, Chief Executive Officer and
                                    Chairman of the Board

David J. Berard......      51    Vice President-Operations

Peter J. Roman.......      47    Vice President and Chief Financial
                                    Officer

    Dailey J. Berard has served as President, Chief Executive Officer and Chairman of the Board of the Company since its founding in 1980. He was trained as a civil engineer and has over 45 years of experience in the oil service industry, working with several different companies, including Houston-New Orleans, Inc., Houston Systems Manufacturing Company and Norman Offshore Pipelines, Inc. Mr. Berard and David J. Berard are brothers.

    David J. Berard has been employed by the Company since 1981. Prior to his appointment to Vice President - Operations in May 1998, he served as the Company's Vice President - Domestic Sales. Mr. Berard held various positions with the Company since he joined the Company in 1981, including Corporate Secretary from 1992 to 1995. From 1978 to 1981, he served as the district manager for the fabrication yard of Waukesha Pearce Industries, and from 1973 to 1978 served as the General Superintendent of Fabrication for Houston Systems Manufacturing Company. Mr. Berard and Dailey J. Berard are brothers.

    Peter J. Roman was appointed Vice President and Chief Financial Officer on June 30, 1997. Since June 1984, Mr. Roman has been a certified public accountant with the international accounting firm of Ernst & Young LLP, most recently as a senior manager. Mr. Roman graduated from Louisiana State University in 1984 with a B.S. in Accounting and is a member of the Louisiana State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "UFAB." At June 1, 1998, the Company had approximately 3,600 holders of its Common Stock of record and individual participants in security position listings.

    The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading in the Common Stock began of September 19, 1998.


         Fiscal Year 1998                                     HIGH       LOW
         ----------------                                     ----       ---
         Second Quarter (commencing September 19, 1997)       $41.00   $28.88
         Third Quarter                                        $43.88   $15.88
         Fourth Quarter                                       $20.88   $13.38


The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business and, therefore, does not plan to pay any cash dividends to holders of its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial and other data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                               YEAR ENDED MARCH 31,
                                                ---------------------------------------------------------------------------------
                                                     1994              1995            1996            1997             1998
                                                -------------    -------------    -------------    -------------    -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Revenue ...................................   $      29,926    $      27,883    $      51,807    $      66,724    $      68,564
  Cost of revenue ...........................          27,211           23,174           40,362           58,589           57,789
                                                -------------    -------------    -------------    -------------    -------------
  Gross profit ..............................           2,715            4,709           11,445            8,135           10,775
  General and administrative expense ........           1,228            1,326            1,419            1,637            2,967
                                                -------------    -------------    -------------    -------------    -------------
  Operating income ..........................           1,487            3,383           10,026            6,498            7,808
  Other income (expense), net ...............              21               38              315               82              467
                                                -------------    -------------    -------------    -------------    -------------
  Income before income taxes ................           1,508            3,421           10,341            6,580            8,275
  Income tax expense ........................             555            1,286            3,888            2,555            2,896
                                                -------------    -------------    -------------    -------------    -------------
  Net income ................................   $         953    $       2,135    $       6,453    $       4,025    $       5,379
                                                =============    =============    =============    =============    =============
  Basic and diluted earnings per share ......   $        0.27    $        0.61    $        1.84    $        1.15    $        1.25
                                                =============    =============    =============    =============    =============
  Diluted earnings per share weighted average
    shares (1) ..............................           3,500            3,500            3,500            3,500            4,313
  Cash dividends declared per common share(2)              --    $        0.25    $        0.55    $        1.66    $        1.03

Other Financial Data:
  Depreciation and amortization .............   $         381    $         424    $         390    $         471    $         735
  Capital expenditures ......................             110              179              402              821            5,008
  Net cash provided by(used in)operating
    activities ..............................            (480)           3,392            4,285            2,328            5,310
  Net cash provided by (used in)investing
    activities ..............................            (110)            (170)            (394)            (803)          (9,792)
  Net cash provided by (used in)financing
    activities ..............................   $         531    $      (1,389)   $      (1,921)   $      (5,807)   $      12,201

Operating Data:
  Direct labor hours worked .................          N/A (3)         436,000          656,000          902,000        1,173,000
  Number of employees (at end of period) ....             215              205              319              414              578
  Backlog (at end of period) ................   $       8,917    $      31,994    $      42,311    $      30,221    $      26,377


                                                               AS OF MARCH 31,
                                               -----------------------------------------------
                                                1994      1995       1996      1997      1998
                                               ------   -------    -------   -------   -------
                                                               (IN THOUSANDS)
    Balance Sheet Data:
      Working capital.......................   $4,187   $ 5,877    $10,333   $ 8,192   $16,403
      Property, plant and equipment, net....    5,243     4,986      4,999     5,341    10,802
      Total assets..........................   14,318    16,173     23,714    26,154    44,410
      Debt..................................      531        --         --        --        --
      Shareholders' equity..................    8,175     9,452     13,984    12,201    33,022


----------

(1) All amounts have been presented under FASB Statement No. 128, Earnings Per Share, which the Company was required to adopt in December 1997.

(2) Under the provisions of a shareholders' agreement, unless otherwise approved by the board of directors, the Company was to distribute to the shareholders 90% of its net income for the prior fiscal year. This agreement was terminated upon completion of the Initial Public Offering. The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business and, therefore, does not plan to pay cash dividends to holders of its common stock in the foreseeable future.

(3)  Information is not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's results of operations depend primarily on (i) the level of oil and gas exploration and development activity of oil and gas companies in the Gulf of Mexico and offshore West Africa; (ii) the Company's ability to win contracts through competitive bidding; and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices and changes in technology which reduce costs and improve expected returns on investment. Over the past five years, favorable trends in these factors have led to increased offshore exploration and development activity. In addition to more stable oil and gas prices, improvements in three-dimensional seismic, directional drilling, production techniques and other advances in technology have increased drilling success rates and reduced costs. The number of active offshore drilling rigs worldwide is at its highest point since 1986. In addition, the number of leases of exploratory tracts in the Gulf of Mexico sold to oil and gas companies by the MMS also has been at record levels.

    Lease sales and awards of offshore concessions generally serve as precursors to drilling and exploration activity and, in turn, increased levels of offshore drilling and exploration activity generally serve as precursors to increased demand for platform construction. Due to the time required to drill an exploratory offshore well, formulate a comprehensive development plan and design offshore platforms, the fabrication and installation of such platforms usually lag exploratory drilling by one to three years. As a result, the high levels of drilling activity worldwide, particularly in the Gulf of Mexico, have only recently impacted the demand for the Company's custom fabrication services, with revenue increasing annually. There can be no assurance, however, that drilling activity will continue at such levels or that oil and gas companies will actively explore and develop the fields recently leased. Whether these trends continue and the resulting increase in demand for the Company's services actually occurs is dependent in large part on the factors listed above.

    During the fiscal years ended March 31, 1996, 1997 and 1998, 58%, 64% and 23%, respectively, of the Company's revenue was derived from structures fabricated for installation in international areas, with the remainder designed for installation in the Gulf of Mexico. The Company believes that its strong presence in both overseas markets and the Gulf of Mexico market, coupled with continued strong oil and gas activity in these markets, has enabled it to selectively obtain high-margin fabrication work and to benefit from increased pricing levels. The Company further believes that the increased activity level in the Gulf of Mexico will lead to an increasing percentage of the Company's revenue coming from projects intended for installation in the Gulf of Mexico. The Company has historically attempted to manage its backlog in order to benefit from pricing trends. In periods of rising prices, the Company intentionally avoids building high levels of backlog in order to maximize its ability to pursue higher margin projects. The Company believes that, as a low-cost fabricator, it is well positioned to benefit from this strategy.

    Barges loaded with completed structures weighing up to 3,500 tons can travel through any of several currently available water routes from the Company's facilities at the Port of Iberia to the Gulf of Mexico. Although recent improvements to the Company's slip, bulkhead and loadout facilities enable the Company to produce decks and deck components exceeding 3,500 tons, special efforts, including dredging, would be needed to permit barges carrying structures from 3,500 to 6,000 tons to travel from the Port of Iberia facility to the Gulf of Mexico, and this would add costs to the project that the customer may not be willing to bear. Although the Company does not produce jackets designed for water depths over 300 feet as they are too heavy or too wide to be transported from the Company's facilities, the increased activity in the deepwater areas of the Gulf of Mexico has benefited the Company's operations as the Company is able to fabricate decks and modules weighing up to 3,500 tons for installation on platforms regardless of water depth.

    Most of the Company's fabrication work is performed pursuant to fixed-price contracts, although some projects are performed on a time and materials basis. Under fixed-price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, with respect to fixed-price contracts, the Company retains all cost savings but is also responsible for all cost overruns. Under time and materials arrangements, the Company receives a specified hourly rate for direct labor hours worked (which exceeds its direct labor costs) and a specified percentage mark-up over its cost for materials. As a result, under time and materials contracts, the Company is protected against cost overruns but does not benefit directly from cost savings. As the Company is typically able to obtain prices for materials in excess of its costs, the cost and productivity of the Company's labor force are the key factors affecting the Company's operating profits. Consequently, it is essential that the Company control its costs and maximize the productivity of its workforce.

    The following table sets forth for the periods presented the percentage of the Company's revenue derived from each type of contract used by the Company:


                                         YEAR ENDED MARCH 31,
     TYPE OF CONTRACT(1)           1996          1997           1998
----------------------------       -----         -----          -----
Fixed-Price.................       76.2%         81.0%          69.9%
Time and Materials..........       23.7%         18.9%          30.0%

----------

(1)       Remaining revenues were derived from storage fees.

    The ability of the Company to operate profitably and to expand its operations depends substantially on its ability to attract skilled production workers, primarily welders, fitters and equipment operators. While the supply of production workers is limited, the demand for their services has increased as oil and gas development and production activity has increased. As a result, the Company has increased the average hourly wages of its employees, instituted a 401(k) plan and improved several other benefit packages available to its employees. The Company has also been very active in the movement to create a more business-oriented educational system in Louisiana, which lead to the passage of a recent bill that aims to give industry more input in the teaching at vocational-technical schools. Although there can be no assurance that such initiatives will be carried out to successful completion, management believes that, in the long-term, initiatives like these are the best methods for increasing the pool of well-trained workers in Louisiana.

    The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the U.S. Gulf Coast throughout the year. As a result, the Company's revenue, gross profit and net income during the fourth quarter of each fiscal year are subject to being disproportionately low as compared to the first and second quarters, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters. The Company's results for the last three years do not dramatically reflect this effect due to (i) the large amount of revenue and income recognized in the third and fourth quarters of 1996 on one particular project, (ii) the substantial increase in production volume that began in the third quarter of 1996, and (iii) the acquisition of PIM, LLC in the fourth quarter of 1998. The table below indicates for each quarter of the Company's last three fiscal years the percentage of annual revenue and net income earned and the number of direct labor hours worked in each quarter.


                                       1996                           1997                          1998
                            -------------------------      ------------------------       ------------------------
                            1ST.    2ND    3RD    4TH      1ST.    2ND    3RD   4TH       1ST.   2ND    3RD    4TH
                            QTR.    QTR.   QTR.   QTR.     QTR.    QTR.   QTR.  QTR.      QTR.   QTR.   QTR.   QTR.
                            ---     ---    ---    ---      ---     ---    ---   ---       ---    ---    ---    ---
Revenue .................    17%    26%    27%    30%       28%    27%    22%   23%       23%    26%    20%    31%
Net income ..............     6%    15%    32%    47%       27%    28%    21%   24%       21%    24%    23%    32%
Direct labor hours worked
  (in thousands) ........   126    143    194    193       218    242    206   236       260    265    231    417

    Most of the Company's revenue and expenses are recognized on a percentage-of-completion basis determined by the ratio that labor and subcontracting costs incurred bear to the total estimated labor and subcontracting costs required for completion. Accordingly, expected labor and subcontracting costs are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. To the extent that these adjustments result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Revenue from time and materials contracts is recognized on the basis of direct labor hours worked at fixed hourly rates and the cost of materials or subcontract costs incurred plus mark-up.

RESULTS OF OPERATIONS

Comparison of the Years Ended March 31, 1998 and 1997

    During the year ended March 31, 1998, the Company's revenue was $68.6 million, a 2.8% increase from the $66.7 million generated in the year ended March 31, 1997. This increase was primarily caused by prices realized under fixed-price contracts, an increase in direct labor hours worked and revenues in the fourth quarter generated from PIM, LLC. Although direct labor hours worked increased 30% in fiscal 1998 over fiscal 1997, this increase did not result in a proportionate increase in revenue due to the reduction in procurement revenue in fiscal 1998 compared to procurement revenue in fiscal 1997.

    Cost of revenue was $57.8 million in fiscal 1998 compared to $58.6 million in fiscal 1997. These costs decreased as a percentage of revenues to 84.3% in 1998 from 87.8% in fiscal 1997. This relative decrease is mainly due to the reduced procurement revenue in 1998 compared to 1997, as described above, which carried lower margin.

    General and administrative expense was $3.0 million in fiscal 1998 compared to $1.6 million in fiscal 1997. The Company's general and administrative expense as a percentage of revenue increased to 4.3% in 1998 as compared to 2.5% in fiscal 1997. This increase is mainly due to regulatory, reporting and other costs associated with being a corporation with publicly traded securities and the additional general and administrative costs in the fourth quarter of fiscal 1998 associated with PIM, LLC.

    Interest income increased to $522,000 in fiscal 1998 from $145,000 in fiscal 1997, as the weighted average of invested funds was higher in fiscal 1998 as compared to fiscal 1997, mainly from investment of the net proceeds of the Company's initial public offering.

Comparison of the Years Ended March 31, 1997 and 1996

    During the year ended March 31, 1997, the Company's revenue was $66.7 million, a 28.8% increase from the $51.8 million generated in the year ended March 31, 1996. This increase was primarily caused by an increase in direct labor hours worked and, to a lesser extent, prices realized under fixed-price contracts. Although direct labor hours worked increased 37.5% in fiscal 1997 over fiscal 1996, this increase did not result in a proportionate increase in revenue due to the lower productivity of employees newly hired in fiscal 1997 compared to the productivity of the Company's longer term employees.

    Cost of revenue was $58.6 million in fiscal 1997 compared to $40.4 million in fiscal 1996. These costs increased as a percentage of revenues to 87.8% in 1997 from 77.9% in fiscal 1996. In fiscal 1996, a major contract obtained on a fixed-price basis was completed at a materials cost substantially lower than that estimated in connection with the bid, which the Company had prepared on the basis of the customer's designs. Had the contract been completed at the materials cost originally estimated, cost of revenue during fiscal 1996 would have been increased by approximately $5.5 million.

    General and administrative expense was $1.6 million in fiscal 1997 compared to $1.4 million in fiscal 1996. The Company's general and administrative expense as a percentage of revenue decreased to 2.5% in 1997 as compared to 2.7% in fiscal 1996 as the increase in the Company's revenue did not require a proportionate increase in such expenses.

    Interest income decreased to $145,000 in fiscal 1997 from $318,000 in fiscal 1996, as the weighted average of invested funds was lower in fiscal 1997 as compared to fiscal 1996, due to longer than average delays in collecting some international receivables in 1997.

    Receivables increased in fiscal 1997 primarily because of delays in collection of receivables from contractors on projects installed in overseas locations.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its business activities through funds generated from its operations. Net cash provided by operations was $4.3 million, $2.3 million and $5.3 million for the years ended March 31, 1996, 1997 and 1998, respectively. The Company's capital requirements historically have been for improvements to its facilities and equipment to increase the productivity of its labor force. During fiscal 1997 and fiscal 1998, the Company had capital expenditures of $821,000 and $5,008,000, respectively. Capital expenditures for fiscal 1998 primarily included the dredging and construction of a new slip and loadout facilities for the slip, the purchase of the Company's administrative office and surrounding land from McDermott, the expansion of the Company's pipe shop, and the purchase from Universal Partners of 10 acres of land adjacent to the Company's facility.

    On September 22, 1997, the Company entered into an unsecured credit facility (the "Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At March 31, 1998, the Company had no letters of credit and no borrowings outstanding under the revolving credit facility. The Credit Facility also provides for replacement of several letters of credit under a nonrevolving letter of credit facility. These letters of credit, which aggregate $4.8 million, were previously provided by McDermott (the "McDermott Letters of Credit"). The nonrevolving letter of credit facility will be reduced upon the respective expiration dates of the letters of credit issued to replace the McDermott Letters of Credit, the last of which is scheduled to expire in January 2000.

    On February 5, 1998, the Company announced that it had signed a letter of intent with the shareholders of Allen Tank, Inc. ("Allen Tank") to acquire Allen Tank. The transaction is expected to be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to the shareholders of the Company and of Allen Tank. Allen Tank designs and manufactures oil and gas processing systems at its facility located in New Iberia, Louisiana for sale world wide. Completion of the transaction is subject to various conditions, including the satisfactory completion of due diligence by the Company. No assurance is given that the acquisition will be successfully completed.

    Management believes that its available funds, cash generated by operating activities and funds available under the Credit Facility will be sufficient to fund these acquisition, capital expenditures and its working capital needs; however, any expansion of the Company's operations through future acquisitions may require additional equity or debt financing.

IMPACT OF THE YEAR 2000

    The Company has assessed and continues to assess the impact of the year 2000 on its reporting systems and operations. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business operations. Although the Company is still assessing the impact of the year 2000 issue on its information technology systems, at this time the Company believes the impact will not be material to the Company's financial position or results of operations.

    The Company has not yet communicated with all of its significant customers, suppliers and vendors to ensure that they have appropriate plans to address year 2000 issues where they may otherwise impact the operations of the Company. However, the Company does not have any significant customers, suppliers or vendors that directly interface with the Company's information technology systems. There is no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    In this report, the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-16 and are incorporated herein by reference. See Index to Consolidated Financial Statements on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Company's directors and executive officers called for by Item 10. will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning the compensation of the Company's executives called for by Item 11. will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management called for by Item 12. will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning the certain relationships and related transactions called for by Item 13. will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

         (i)                   Financial Statements


                                                                                     PAGE
                                                                                     ----
            Report of Independent Auditors                                            F-1
            Consolidated Balance Sheets                                               F-2
            Consolidated Statements of Income for the Years Ended March 31,
                1996, 1997 and 1998                                                   F-3
            Consolidated Statements of Shareholders' Equity for the Years Ended
                March 31, 1996, 1997 and 1998                                         F-4
            Consolidated Statements of Cash Flows for the Years Ended March 31,
                1996, 1997, and 1998                                                  F-5
            Notes to Consolidated Financial Statements                                F-6


         (ii)                  Financial Statement Schedules

         Other schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere.

         (iii)                 Exhibits

         See Index on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Mr. Peter Roman, UNIFAB International, Inc., P.O. Box 11308, New Iberia, LA 70562.


    (b)   Reports on Form 8-K.

         The Company filed a current report on Form 8-K under Items 2. and 7. dated as of February 5, 1998. Pursuant to Item 7., the Company included pro forma statements of operations for the year ended March, 31, 1997 and for the nine-month period ended December 31, 1997 and a pro forma balance sheet as of December 31, 1997.

GLOSSARY OF CERTAIN TECHNICAL TERMS

COMMISSIONING:           Functional testing of equipment and systems without the
                         introduction of hydrocarbons.

DECK: The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

DIRECT LABOR HOURS:      Direct labor hours are hours worked by employees
                         directly involved in the production of the Company's products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

FIXED PLATFORM:          A platform consisting of a rigid jacket which rests on
                         tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

FLOATING PRODUCTION      Floating structure (e.g., ship or semisubmersible
FACILITY:                vessel) upon which drilling and production equipment
                         is mounted.

GRIT BLAST SYSTEM:       System of preparing steel for coating by using steel
                         grit rather than sand as a blasting medium.

JACKET: A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed.

MODULES: Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

OFFSHORE:                In unprotected waters outside coastlines.

PILES: Rigid tubular pipes that are driven into the seabed to support platforms.

PLATFORM:                A structure from which offshore oil and gas drilling
                         and production are conducted.

PLATFORM DRILLING RIG:   A drilling rig designed to be mounted atop a fixed
                         platform.

POSTED DRILLING RIG:     A drilling rig mounted on steel columns fixed to a
                         barge that is sunk upon reaching a desired drilling location.

SPAR PLATFORM:           Vertically floating, large-diameter cylindrical
                         platform supporting a relatively conventional offshore drilling and production deck and positioned on site with lateral mooring systems connected to piling or anchors.

SUBSEA TEMPLATES:        Tubular frames which are placed on the seabed and
                         anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

TENSION-LEG PLATFORM     A platform consisting of a deck situated atop four or
(TLP):                   more separated column-shaped semi-submersible hulls,
                         which are positioned on-site by vertical tendons
                         (pipes) that run from the columns to the sea floor.

                         Report of Independent Auditors


The Board of Directors and Shareholders
UNIFAB International, Inc.


We have audited the accompanying consolidated balance sheets of UNIFAB International, Inc. as of March 31, 1997 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNIFAB International, Inc. at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.




                                                   Ernst & Young LLP

New Orleans, Louisiana
April 28, 1998

                           UNIFAB International, Inc.

                           Consolidated Balance Sheets



                                                                                       MARCH 31
                                                                                1997             1998
                                                                        ----------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $        659,626    $   8,379,131
   Accounts receivable                                                        19,368,473       16,396,255
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                   239,097          292,284
   Prepaid expenses                                                              444,045          770,611
   Other assets                                                                  102,062          237,426
                                                                        ----------------    -------------
Total current assets                                                          20,813,303       26,075,707

Property, plant and equipment, net                                             5,341,122       10,802,324
Cost in excess of net assets acquired, net of accumulated amortization
   of $144,128                                                                         -        6,774,019
Other assets                                                                           -          757,884
                                                                        ----------------    -------------
Total assets                                                            $     26,154,425    $  44,409,934
                                                                        ================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                       $        763,010    $           -
   Accounts payable                                                            6,210,166        4,934,939
   Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                 4,317,837        1,192,701
   Accrued liabilities                                                           480,311          874,421
   Payroll and related liabilities                                               333,451        1,761,780
   Income tax payable                                                            516,462          754,971
   Notes payable                                                                       -          154,005
                                                                        ----------------    -------------
Total current liabilities                                                     12,621,237        9,672,817

Deferred income taxes                                                          1,332,168          991,725
Other noncurrent liabilities                                                           -          723,353

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no
     shares outstanding                                                                -                -
   Common stock, $0.01 par value, 20,000,000 shares authorized,
     5,048,655 and 3,500,000 shares outstanding, respectively                     35,000           50,487
   Additional paid-in capital                                                  6,483,664       25,532,678
   Retained earnings                                                           5,682,356        7,438,874
                                                                        ----------------    -------------
Total shareholders' equity                                                    12,201,020       33,022,039
                                                                        ----------------    -------------
Total liabilities and shareholders' equity                              $     26,154,425    $  44,409,934
                                                                        ================    =============

See accompanying notes.

                           UNIFAB International, Inc.

                       Consolidated Statements of Income



                                                                      YEARS ENDED MARCH 31
                                                            1996              1997             1998
                                                      ----------------  ----------------   --------------
Revenue                                               $     51,807,144  $     66,724,504   $   68,563,987
Cost of revenue                                             40,361,724        58,589,197       57,789,474
                                                      ----------------  ----------------   --------------
Gross profit                                                11,445,420         8,135,307       10,774,513
General and administrative expense                           1,419,668         1,637,563        2,967,282
                                                      ----------------  ----------------   --------------
Income from operations                                      10,025,752         6,497,744        7,807,231

Other income (expense):
   Interest expense                                             (3,092)          (63,304)         (53,830)
   Interest income                                             318,185           145,155          521,534
                                                      ----------------  ----------------   --------------
Income before income taxes                                  10,340,845         6,579,595        8,274,935

Income tax provision                                         3,888,158         2,554,941        2,896,228
                                                      ----------------  ----------------   --------------
Net income                                            $      6,452,687  $      4,024,654   $    5,378,707
                                                      ================  ================   ==============

Basic earnings per share                              $           1.84  $           1.15   $         1.25
                                                      ================  ================   ==============

Basic earnings per share weighted average shares             3,500,000         3,500,000        4,292,212
                                                      ================  ================   ==============

Diluted earnings per share                            $           1.84  $           1.15   $         1.25
                                                      ================  ================   ==============

Diluted earnings per share weighted average shares           3,500,000         3,500,000        4,313,054
                                                      ================  ================   ==============

See accompanying notes.

                           UNIFAB International, Inc.

                Consolidated Statements of Shareholders' Equity




                                               COMMON STOCK               ADDITIONAL
                                         ------------------------          PAID-IN           RETAINED
                                           SHARES          AMOUNT          CAPITAL           EARNINGS             TOTAL
                                         ---------        -------      ----------------  ----------------   -----------------
   Balance at April 1, 1995              3,500,000        $35,000      $      6,483,664  $      2,933,801   $       9,452,465
   Dividends paid                                -              -                     -        (1,921,368)         (1,921,368)
   Net income                                    -              -                     -         6,452,687           6,452,687
                                         ---------        -------      ----------------  ----------------   -----------------
   Balance at March 31, 1996             3,500,000         35,000             6,483,664         7,465,120          13,983,784
   Dividends paid                                -              -                     -        (5,807,418)         (5,807,418)
   Net income                                    -              -                     -         4,024,654           4,024,654
                                         ---------        -------      ----------------  ----------------   -----------------
   Balance at March 31, 1997             3,500,000         35,000             6,483,664         5,682,356          12,201,020
   Initial public offering of common
      stock                              1,522,250         15,223            24,849,278                 -          24,864,501
   Payment for surrender of
      shareholder rights                         -              -            (6,300,000)                -          (6,300,000)
   Dividends paid                                -              -               -              (3,622,189)         (3,622,189)
   Acquisition of PIM                       26,405            264               499,736                 -             500,000
   Net income                                    -              -                     -         5,378,707           5,378,707
                                         ---------        -------      ----------------  ----------------   -----------------
   Balance at March 31, 1998             5,048,655        $50,487      $     25,532,678  $      7,438,874   $      33,022,039
                                         =========        =======      ================  ================   =================



See accompanying notes.

                           UNIFAB International Inc.

                     Consolidated Statements of Cash Flows



                                                                                        YEAR ENDED MARCH 31
                                                                              1996             1997              1998
                                                                        ----------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $      6,452,687    $   4,024,654    $    5,378,707
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                389,711          471,305           590,540
     Amortization                                                                      -                -           144,128
     (Gain) loss from sale of equipment                                           (8,000)         (10,125)                -
     Deferred income taxes                                                       (72,919)         (20,208)         (368,731)
     Changes in operating assets and liabilities, net of effects from acquisition of business:
         Accounts receivable                                                  (2,871,872)      (9,398,965)        6,001,421
         Net costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on
           uncompleted contracts                                              (2,530,466)       4,061,441        (3,108,157)
         Prepaid expenses and other assets                                       658,534          (95,435)         (885,541)
         Bank overdraft                                                          715,576           47,434          (763,010)
         Accounts payable and accrued liabilities                                792,983        3,489,936        (1,920,887)
         Income taxes payable                                                    758,786         (242,324)          241,873
                                                                        ----------------    -------------    --------------
Net cash provided by operating activities                                      4,285,020        2,327,713         5,310,343

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                                          -                -        (4,783,841)
Purchases of equipment                                                          (402,405)        (820,619)       (5,008,190)
Proceeds from sale of equipment                                                    8,000           17,175                 -
                                                                        ----------------    -------------    --------------
Net cash used in investing activities                                           (394,405)        (803,444)       (9,792,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering of stock                                         -                -        24,864,501
Payment for surrender of shareholder rights                                            -                -        (6,300,000)
Dividends paid                                                                (1,921,368)      (5,807,418)       (3,622,189)
Net change in borrowings                                                               -                -        (2,741,119)
                                                                        ----------------    -------------    --------------
Net cash provided by (used in) financing activities                           (1,921,368)      (5,807,418)       12,201,193
                                                                        ----------------    -------------    --------------
Net change in cash and cash equivalents                                        1,969,247       (4,283,149)        7,719,505
Cash and cash equivalents at beginning of year                                 2,973,528        4,942,775           659,626
                                                                        ----------------    -------------    --------------
Cash and cash equivalents at end of year                                $      4,942,775    $     659,626    $    8,379,131
                                                                        ================    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes                                                         $      3,173,014    $   2,817,473    $    2,917,583
                                                                        ================    =============    ==============





See accompanying notes.

                           UNIFAB International, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND INITIAL PUBLIC OFFERING

    UNIFAB International, Inc. (the "Company") was formed on July 16, 1997 to serve as the parent corporation of Universal Fabricators Incorporated, 51% of the outstanding common stock of which was owned by Universal Partners, Inc. (Universal Partners) and 49% of which was owned by McDermott Incorporated (McDermott). On September 24, 1997 immediately prior to the completion of an initial public offering of 3,237,250 shares of the Company's $.01 par value common stock (the Offering), Universal Partners and McDermott exchanged their respective shares of common stock of Universal Fabricators Incorporated for shares of the Company's common stock. The shareholders of Universal Partners received 1,785,000 shares of common stock of the Company and McDermott received 1,715,000 shares of common stock of the Company in this share exchange. All share related amounts have been adjusted to reflect the effect of this exchange. In the Offering, 1,522,250 shares were sold by the Company and the balance of the shares were sold by McDermott.

    Also on September 24, 1997, Universal Fabricators Incorporated paid $6,300,000 to McDermott for the surrender of certain contractual rights, including the cancellation of an option held by McDermott which allowed it to acquire the other 51% of outstanding common stock of Universal Fabricators Incorporated.

DESCRIPTION OF BUSINESS

    The Company fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. The Company's main fabrication yard is located in the Port of Iberia at New Iberia, Louisiana. Through a wholly owned subsidiary, PIM, LLC, the Company provides industrial maintenance services and repair, refurbishment and conversion services for oil and gas drilling rigs.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 1998, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           UNIFAB International, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

    The Company's customers are principally major and large independent oil and gas companies. The Company's management believes that the portfolio of receivables is diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized. Credit losses have been insignificant.

REVENUE AND COST RECOGNITION

    Revenue from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the ratio which labor and subcontract costs incurred to date bear to total estimated labor and subcontract costs. In the case of long-term contracts extending over one or more fiscal years, revisions of the cost and profit estimated during the course of the work are reflected in the accounting period in which the facts that require revision become known. At the time a loss on a contract becomes known, the entire amount of the ultimate loss is accrued. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal year. Contract bonus payments under fixed price contracts are included in revenue when their realization is reasonably assured. Revenue from cost-plus-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned.

    Contract costs include direct labor, material, subcontract costs and allocated indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation is computed principally by the straight-line and declining-balance methods over the estimated lives of the assets, which range from 19 to 31 years for building and bulkhead and 3 to 12 years for yard and other equipment for financial statement purposes and by accelerated methods for income tax purposes.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

COST IN EXCESS OF NET ASSETS ACQUIRED

    Cost in excess of net assets acquired is amortized on a straight line basis over 12 years for financial statement purposes and over 15 years for income tax purposes. Management periodically reviews cost in excess of net assets acquired to assess recoverability and impairment would be recognized in operating results if a permanent diminution in value were to occur.

                           UNIFAB International, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

    Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments at March 31, 1998, including cash and cash equivalents and accounts receivable, closely approximates fair value.

STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants.

RECLASSIFICATIONS

    Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1998.

2. MERGERS AND ACQUISITIONS

    On February 5, 1998, the Company completed its acquisition of the assets and business of Professional Industrial Maintenance, LLC ("PIM") for $6.0 million ($4.8 million in cash and $500,000 in shares of the Company's common stock at closing (26,405 shares) and $337,500 per year for two years payable in shares of the Company's common stock). In conjunction with the acquisition, the Company acquired assets with a fair value of $4.5 million and assumed liabilities of $5.4 million. The allocation of purchase price of the PIM acquisition was based on the information available and is tentative pending completion of that information. The transaction was accounted for as a purchase and the excess cost over estimated fair value of the net assets acquired is being amortized over 12 years on a straight-line basis. The acquisition was effective as of January 1, 1998, and the operating results of the acquired assets are included in the consolidated statement of income from that date.

    The pro forma unaudited results of operations for the years ended March 31, 1997 and 1998, assuming the purchase of the assets and business of PIM had been consummated April 1, 1996, are as follows (in thousands, except per share data):


                                           1997        1998
                                        ---------------------
Revenues                                $  75,552   $  83,191
Net income                                  2,634       4,816
Basic and diluted earnings per share         0.75        1.12

                           UNIFAB International, Inc.

3. CONTRACTS IN PROGRESS

   Information pertaining to contracts in progress at March 31 follows:


                                                              1997              1998
                                                       ----------------   ----------------
Costs incurred on uncompleted contracts                $     37,077,023   $      9,682,446
Estimated earnings                                            4,488,532          1,834,614
                                                       ----------------   ----------------
                                                             41,565,555         11,517,060
Less billings to date                                       (45,644,295)       (12,417,477)
                                                       ----------------   ----------------
                                                       $     (4,078,740)  $       (900,417)
                                                       ================   ================

Included in the accompanying balance sheets under
  the following captions:
     Costs and estimated earnings in excess of
       billings on uncompleted contracts               $        239,097   $        292,284
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                     (4,317,837)        (1,192,701)
                                                       ----------------   ----------------
                                                       $     (4,078,740)  $       (900,417)
                                                       ================   ================

    Accounts receivable includes retainages and unbilled receivables, respectively, of $10,000 and $478,000 at March 31, 1997 and $598,000 and
$1,901,000 at March 31, 1998.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at March 31, 1997 and 1998:


                                                            1997              1998
                                                      ----------------  ----------------
Land                                                  $        756,000  $      1,048,970
Building and bulkhead, including leasehold
   improvements                                              3,780,243         4,581,315
Yard equipment                                               3,319,830         4,799,793
Vehicles and other equipment                                   505,545         1,097,013
Construction in progress                                             -         2,886,269
                                                      ----------------  ----------------
                                                             8,361,618        14,413,360

Less accumulated depreciation                                3,020,496         3,611,036
                                                      ----------------  ----------------
                                                      $      5,341,122  $     10,802,324
                                                      ================  ================


                           UNIFAB International, Inc.

4. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

    The Company leases land upon which a portion of its facilities in New Iberia are located under noncancelable operating leases. The leases expire in fiscal year 2004 and have two ten-year renewal options. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in fiscal year 2000 and has two five-year renewal options. Future minimum payments under these leases are as follows:


               1999                            $       319,000
               2000                                    283,000
               2001                                    175,000
               2002                                    153,000
               2003                                    123,000
               2004 and after                           72,000
                                             -----------------
                                             $       1,125,000
                                             =================


    Rent expense during the years ended March 31, 1996, 1997 and 1998 was $921,000, $1,456,000 and $2,238,000, respectively, which includes rent on cancelable equipment leases.

5. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31 were as follows:


                                                                 1997              1998
                                                             -----------       ------------
Deferred tax liabilities - excess of financial
   statement basis over income tax basis of property,
   plant and equipment                                       $ 1,332,168       $    991,725
Deferred tax assets - primarily excess of income tax
   basis over financial statement basis of contracts              33,462             61,750
                                                             -----------       ------------
Net deferred tax liabilities                                 $ 1,298,706       $    929,975
                                                             ===========       ============


    The income tax provision is comprised of the following:


                                             1996               1997              1998
                                       ----------------    -------------     -------------
Current                                $      3,961,077    $   2,575,149     $   3,264,959
Deferred                                        (72,919)         (20,208)         (368,731)
                                       ----------------    -------------     -------------
                                       $      3,888,158    $   2,554,941     $   2,896,228
                                       ================    =============     =============


                           UNIFAB International, Inc.

5. INCOME TAXES (CONTINUED)

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is:


                                           1996             1997              1998
                                     ----------------    -------------     -------------

Tax at federal statutory rates       $      3,519,296    $   2,237,062     $   2,813,478
Other, primarily state income taxes           368,862          317,879            82,750
                                     ----------------    -------------     -------------
                                     $      3,888,158    $   2,554,941     $   2,896,228
                                     ================    =============     =============


6. CREDIT ARRANGEMENT

    On September 22, 1997, the Company entered into an unsecured credit facility (the "Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At March 31, 1998, the Company had no letters of credit and no borrowings outstanding under the revolving credit facility. The Credit Facility also provides for replacement of several letters of credit under a nonrevolving letter of credit facility. These letters of credit, which aggregate $4.8 million, were previously provided by McDermott (the "McDermott Letters of Credit"). The nonrevolving letter of credit facility will be reduced upon the respective expiration dates of the letters of credit issued to replace the McDermott Letters of Credit, the last of which is scheduled to expire in January 2000.

7. EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced APB Opinion No. 15 for the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any diluted effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

                           UNIFAB International, Inc.

7. EARNINGS PER SHARE (CONTINUED)

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share date):

                                                                  1996           1997          1998
                                                              -----------    ----------    ----------
            Numerator for basic and diluted earnings per
               share                                          $     6,453    $    4,025    $    5,379
                                                              ===========    ==========    ==========
            Denominator:
              Denominator for basic earnings per share -
                 weighted average shares                            3,500         3,500         4,292
              Effect of dilutive employee stock options                 -             -            21
                                                              -----------    ----------    ----------
              Denominator for diluted earnings per share -
                 adjusted weighted average shares                   3,500         3,500         4,313
                                                              ===========    ==========    ==========

              Basic earnings per share                        $      1.84       $  1.15       $  1.25
              Diluted earnings per share                      $      1.84       $  1.15       $  1.25

8. DIVIDENDS

    Under the provisions of a shareholders' agreement, unless otherwise approved by the board of directors, the Company distributed 90% of its net income for the prior fiscal year. The shareholders' agreement was terminated upon completion of the Offering.

9. RELATED PARTY TRANSACTIONS

    In September 1997, the Company acquired approximately 18 acres of land and an administrative office building formerly leased by the Company from McDermott for $700,000 and paid $6,300,000 to McDermott for the surrender of certain contractual rights, including the cancellation of an option held by McDermott that allowed McDermott to acquire the other 51% of outstanding common stock of Universal Fabricators Incorporated. The Company also acquired 10 acres of land adjacent to its facilities from Universal Partners for $100,500. Additionally, the Company performed subcontract work for McDermott or companies affiliated with McDermott in the amount of $563,000, $16,810,000 and $4,000 in fiscal years 1996, 1997 and 1998, respectively. Included in accounts receivable is $2,104,653 and $0 from McDermott or companies affiliated with McDermott at March 31, 1997 and 1998, respectively.

10. LONG-TERM INCENTIVE PLAN

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

                           UNIFAB International, Inc.

10. LONG-TERM INCENTIVE PLAN (CONTINUED)

    In July 1997, the Company adopted and its shareholders approved the Long-Term Incentive Plan (the "1997 Plan") to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (the "Eligible Employees"). Under the 1997 Plan, which is administered by the Compensation Committee of the Board of Directors, the Company may grant incentive stock options, nonqualified stock options, restricted stock, other stock-based awards or any combination thereof (the "Incentives") to Eligible Employees. The Compensation Committee will determine who will receive Incentives and will establish the exercise price of any stock options granted under the Incentive Plan, provided that the exercise price may not be less than the fair market value of the Common Stock on the date of grant. A maximum total of 460,000 shares of Common Stock are available for issuance under the 1997 Plan.

    As of March 31, 1998, options to purchase 133,500 shares of Common Stock have been granted under the 1997 Plan to directors and key employees of the Company. All of the options granted under the 1997 Plan have a 10-year term and vest over a 2-year period. The optionee will not realize any income for federal income tax purposes, nor will the Company be entitled to any deduction, upon the grant of a nonqualified stock option. Upon exercise, the optionee will realize ordinary income measured by the difference between the aggregate fair market value of the shares of Common Stock on the exercise date and the aggregate exercise price, and the Company will be entitled to a deduction in the same amount.

    Pro forma information regarding net income and earnings per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998: a risk-free interest rate of 5.75%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .737; and a weighted average expected life of the options of 2 years.

    The Black-Scholes valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           UNIFAB International, Inc.

10. LONG-TERM INCENTIVE PLAN (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Since the options vest over a two-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding nonvested options. The Company's pro forma information for fiscal year 1998 is as follows (in thousands, except for per share data):


   Net income:
     As reported                                                 $     5,379
     Pro forma including the effect of options                   $     4,986
   Basic earnings per share:
     As reported                                                 $      1.25
     Pro forma including the effect of options                   $      1.16
   Diluted earnings per share:
     As reported                                                 $      1.25
     Pro forma including the effect of options                   $      1.16

    A summary of the Company's stock options activity and the related information for the year ended March 31, 1998 is as follows (in thousands, except for per share data):



                                                                     WEIGHTED AVERAGE
                                                         OPTIONS      EXERCISE PRICE
                                                         -------      --------------
   Outstanding - beginning of year                           -                  -
   Granted                                                 134             $18.00
   Exercised                                                 -                  -
   Expired                                                   -                  -
   Forfeited                                                 -                  -
                                                         -----           --------
   Options outstanding at end of year                      134           $  18.00
                                                         =====           ========
   Options exercisable at end of year                       46           $  18.00
                                                         =====           ========
   Weighted-average fair value of options granted
       during year
                                                         $7.77
                                                         =====

11. EMPLOYEE BENEFIT PLAN

    Effective April 1, 1996, the Company began sponsoring an employees' incentive savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under this plan, employees with one year of service with the Company are eligible to contribute up to 25% of their compensation into the plan, subject to a specified maximum.

    The Company contributes an amount equal to 50% of employee contributions up to 3% of their base compensation. Matching contributions made by the Company were approximately $136,000 and $167,000 in fiscal years 1997 and 1998, respectively.

                           UNIFAB International, Inc.

12. MAJOR CUSTOMERS

    The Company is not dependent on any one customer, and the contract revenue earned from each customer varies from year to year based on the contracts awarded. Contract revenue earned comprising 10% or more of the Company's total contract revenue earned are summarized as follows (in thousands):


                              1996          1997         1998
                          -----------   -----------  -----------
  Customer A              $    27,417   $         -  $         -
  Customer B                    5,937             -       16,326
  Customer C                        -        23,066       13,725
  Customer D                        -        17,402            -

13. CONTINGENCIES

    The Company is party to legal proceedings arising in the normal course of business. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

    A summary of quarterly results of operations for the years ended March 31, 1997 and 1998 were as follows (in thousands, except per share data):



                                 JUNE 30, 1996    SEPTEMBER 30, 1996  DECEMBER 31, 1996    MARCH 31, 1997
                                ----------------- ------------------  -----------------    --------------

Revenue                             $18,419            $18,238            $14,515             $15,553
Gross profit                          2,124              2,175              1,707               2,129
Net income                            1,099              1,107                838                 981
Basic earnings per share               0.31               0.32               0.24                0.28
Diluted earnings per share             0.31               0.32               0.24                0.28


                                 JUNE 30, 1997    SEPTEMBER 30, 1997 DECEMBER 31, 1997    MARCH 31, 1998
                                 -------------    ------------------ -----------------    --------------
Revenue                             $15,503            $17,948            $13,470             $21,643
Gross profit                          2,189              2,386              2,413               3,786
Net income                            1,144              1,298              1,237               1,700
Basic earnings per share               0.33               0.36               0.25                0.34
Diluted earnings per share             0.33               0.36               0.25                0.34

                           UNIFAB International, Inc.

14. SUBSEQUENT EVENT

    On February 5, 1998, the Company announced that it had signed a letter of intent with the shareholders of Allen Tank, Inc. ("Allen Tank"). The transaction is expected to be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to the shareholders of the Company and of Allen Tank. Allen Tank designs and manufactures oil and gas processing systems at its facility located in New Iberia, Louisiana for sale worldwide. Completion of the transaction is subject to various conditions, including the satisfactory completion of due diligence by the Company. No assurance is given that the acquisition will be successfully completed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1998.


                                    UNIFAB International, Inc.
                                    (Registrant)


                                    By:        /s/ Dailey J Berard
                                       ---------------------------------------
                                                   Dailey J. Berard
                                        President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                TITLE

          /s/ Dailey J Berard             Chairman of the Board, President and
---------------------------------------     Chief Executive Officer (Principal
           Dailey J. Berard                 Executive Officer)


          /s/ Peter J. Roman              Vice President and Chief Financial
---------------------------------------     Officer (Principal Financial and
             Peter J. Roman                 Accounting Officer)


        /s/ Charles E. Broussard          Director
---------------------------------------
          Charles E. Broussard


      /s/ Richard E. Roberson, Jr.        Director
---------------------------------------
         Richard E. Roberson, Jr.


           /s/ Perry Segura               Director
---------------------------------------
              Perry Segura


          /s/ George C. Yax               Director
---------------------------------------
             George C. Yax

                           UNIFAB INTERNATIONAL, INC.

                                  EXHIBIT INDEX


                                                                                          Sequentially
 Exhibit                                                                                    Numbered
 Number                                                                                       Page
 ------                                                                                       ----
2.1            Transition Agreement among the Company, McDermott, Universal
               Partners, Universal Fabricators and Dailey J. Berard. *

2.2 Form of Agreement and Plan of Share Exchange between the Company and Universal Partners *

2.3            Form of Share Exchange Agreement between the Company and
               McDermott *

2.4 Agreement to issue stock in UNIFAB International, Inc. dated as of February 5, 1998 between UNIFAB International, Inc. and
               Professional Industrial Maintenance, LLC. This exhibit includes a list briefly identifying the contents of all omitted schedules and exhibits. The Company will furnish a copy of any omitted schedule or exhibit to the Commission upon request. **

2.5            Amendment No. 1 to Agreement to Issue Stock in UNIFAB
               International, Inc. dated as of March 31, 1998 among UNIFAB
               International, Inc., Professional Industrial Maintenance, LLC and
               Don E. Spano, Jr. **

3.1            Articles of Incorporation of the Company *

3.2            By-laws of the Company *

4.1            See Exhibits 3.1 and 3.2 for provisions of the Company's
               Articles of Incorporation and By-laws defining the rights of holders of Common Stock *

4.2            Specimen Common Stock Certificate *

10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers *

10.2 First Amended and Restated Credit Agreement between the Company and Hibernia National Bank, dated as of April 1, 1998.

10.3           The Company's Long-Term Incentive Plan * f

10.4           Form of Stock Option Agreement under the Company's Long-Term
               Incentive Plan * f

10.9           Form of Employment Agreement between the Company and Dailey J.
               Berard * f

21.1           Subsidiaries of the Company

23.1           Consent of Ernst & Young LLP

27.1           Financial Data Schedule

------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission of September 18, 1997 (Registration No. 333-31609)

** Incorporated by reference to the Company's Current Report on Form 8-K dated February 5, 1998.

f              Management Contract or Compensatory Plan