Form 10-Q
period 1998-06-30
UNIFAB INTERNATIONAL INC
filed 1998-08-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998
                                 -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From             to
                                           -----------    --------------

Commission file number 0-29416

                           UNIFAB International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Louisiana                                       72-1382998
--------------------------------                     -------------------
(State or other jurisdiction                         (I.R.S. Employer
or incorporation or organization)                    Identification No.)


      5007 Port Road
       New Iberia, LA                                       70562
---------------------------------------                    ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock, $0.01 Par Value ---- 5,052,155 shares as of August 8, 1998.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                             PAGE

   Item 1.   Financial Statements
             Condensed  Consolidated  Balance  Sheets -- June 30,  1998
                and March 31, 1998.........................................     1

             Condensed  Consolidated  Statements  of  Income  --  Three
                Months Ended June 30, 1998 and 1997........................     2

             Condensed  Consolidated Statement of Shareholders' Equity
                -- Three months Ended June 30, 1998.........................    3

             Condensed  Consolidated  Statements of Cash Flows -- Three
                months Ended June 30, 1998 and 1997........................     4

             Notes to Condensed  Consolidated  Financial  Statements --
                June 30, 1998..............................................     5


   Item 2.   Management's   Discussion   and   Analysis  of  Financial
                Condition and Results of Operations........................     6

PART II.           OTHER INFORMATION


   Item 5.   Other Information.............................................     8

   Item 6.   Exhibits and Reports on Form 8-K..............................     9

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               JUNE 30       MARCH 31
                                                                1998          1998
                                                            -----------   -----------
Current assets:
  Cash and cash equivalents .............................   $ 6,217,037   $ 8,379,131
  Accounts receivable ...................................    16,465,901    16,396,255
  Costs and estimated earnings in excess of billings on
     uncompleted contracts ..............................       214,234       292,284
  Prepaid expenses ......................................       744,343       770,611
  Other current assets ..................................       200,747       237,426
                                                            -----------   -----------
          Total current assets ..........................    23,842,262    26,075,707
Property, plant and equipment, net ......................    14,097,562    10,802,324
Cost in excess of net assets acquired, net of accumulated
 amortization of $288,256 and $144,128 ..................     6,629,891     6,774,019
Other assets ............................................       860,965       757,884
                                                            -----------   -----------

          Total assets ..................................   $45,430,680   $44,409,939
                                                            ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................   $ 5,653,686   $ 4,934,939
  Billings in excess of costs and estimated earnings on
     uncompleted contracts ..............................       903,821     1,192,701
  Accrued liabilities ...................................       942,753       874,421
  Payroll and related liabilities .......................       542,930     1,761,780
  Income tax payable ....................................       934,455       754,971
  Notes payable .........................................       195,423       154,005
                                                            -----------   -----------
          Total current liabilities .....................     9,173,068     9,672,817

Deferred income taxes ...................................       974,556       991,725
Other noncurrent liabilities ............................       541,517       723,353

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized,  no shares outstanding ...................          --            --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 5,052,155 and 5,048,655 shares
   outstanding...........................................        50,522        50,487
  Additional paid-in capital ............................    25,595,643    25,532,678
  Retained earnings .....................................     9,033,698     7,438,874
                                                            -----------   -----------
          Total shareholders' equity ....................    34,741,539    33,022,039
                                                            -----------   -----------
          Total liabilities and shareholders' equity ....   $45,430,680   $44,409,934
                                                            ===========   ===========


            See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            THREE MONTHS ENDED JUNE 30,
                                               1998            1997
                                           ------------    ------------
Revenue................................    $ 19,662,324    $ 15,503,153
Cost of revenue ........................     16,172,517      13,313,942
                                           ------------    ------------
Gross profit ...........................      3,489,807       2,189,211

General and administrative expense .....      1,048,025         408,902
                                           ------------    ------------
Income from operations .................      2,441,782       1,780,309
Other income (expense):
  Interest expense .....................        (28,565)         (3,359)
  Interest income ......................        118,714          27,016
                                           ------------    ------------
Income before income taxes .............      2,531,931       1,803,966
Income tax provisions ..................        875,431         659,918
                                           ------------    ------------
Net income.............................    $  1,656,500    $  1,144,048
                                           ============    ============

Basic and diluted earnings per share...    $       0.33    $       0.33
                                           ============    ============
Basic and diluted earnings per share
weighted average shares ................      5,053,494       3,500,000
                                           ============    ============



            See notes to condensed consolidated financial statements.
                                                                               2

                           UNIFAB INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                             COMMON STOCK         ADDITIONAL
                                                                    PAID-IN        RETAINED
                                            SHARES    AMOUNT        CAPITAL        EARNINGS     TOTAL
                                          ---------  ---------    -----------   -----------  -----------
   Balance at March 31, 1998...........   5,048,655  $  50,487    $25,532,678   $ 7,438,874  $33,022,039
     Exercise of stock options.........       3,500         35         62,965            --       63,000
     Net income........................          --         --             --     1,656,500    1,656,500
                                          ---------  ---------    -----------   -----------  -----------
   Balance at June 30, 1998............    5,052,155 $  50,522    $25,595,643   $ 9,095,374  $34,741,539
                                          ========== =========    ===========   ===========  ===========

            See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                              THREE MONTHS ENDED JUNE 30,
                                             ----------------------------
                                                1998              1997
                                             -----------      -----------
Cash from operations ....................     $ 1,321,783      $ 5,642,923
Investing activities:
  Purchases of equipment ................      (3,508,376)         (50,206)
                                              -----------      -----------
                                               (3,508,376)         (50,206)
Financing activities:
  Net change in borrowings ..............         (38,501)            --
  Exercise of stock options .............          63,000             --
  Dividends paid ........................            --         (3,622,189)
                                              -----------      -----------
                                                   24,499       (3,622,189)
                                              -----------      -----------
  Net change in cash and cash equivalents     $(2,162,094)     $ 1,970,528
                                              ===========      ===========

            See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.  DESCRIPTION OF BUSINESS

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. The Company's main fabrication yard is located in the Port of Iberia at New Iberia, Louisiana. Through a wholly owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 1998, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K.

3.    ACQUISITIONS

On July 28, 1998, the Company completed its acquisition of Allen Tank, Inc. (Allen Tank). The purchase price was 819,000 shares of UNIFAB International, Inc. common stock plus $1.2 million in cash and notes. From its main operating facility in New Iberia, Louisiana, Allen Tank designs and manufactures specialized process systems, such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Allen Tank also provides a full complement of engineering and field commissioning services related to production systems. The acquisition will be accounted for as a pooling of interests. Allen Tank will operate as a wholly-owned subsidiary of the Company. The press release announcing the completion of this acquisition is being filed as an exhibit to this Form 10-Q. Additional information relating to this acquisition is available in a Current Report on Form 8-K filed by the Company on August 10, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report of Form 10-K.

RESULTS OF OPERATIONS

         Revenue for the three months ended June 30, 1998 increased 27% to $19.7 million from the $15.5 million generated in the three months ended June 30, 1997. The Company's direct labor hours worked during the three months ended June 30, 1998 increased 30% over the same period last year. The increase is primarily due to revenue and manhours generated from the Company's facility in Lake Charles, Louisiana, which was acquired in January, 1998.

         Cost of revenue for the three months ended June 30, 1998 increased 21% or $2.9 million to $16.2 million from $13.3 million in the three months ended June 30, 1997. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that can be specifically allocated to projects. These costs decreased as a percentage of revenues from 85.9% in 1997 to 82.2% 1998.

         Gross profit for the three months ended June 30, 1998 increased to $3.5 million from $2.2 million in the 1996 period mainly due to a favorable mix of services and materials on the Company's time and materials contracts and improved margins on fixed price contracts.

         General and administrative expense increased to $1.0 million in the three months ended June 30, 1998 from $0.4 million in the corresponding period in 1996. This increase is due to regulatory, reporting and other costs associated with being a corporation with publicly traded securities, and the additional general and administrative costs associated with the acquired Lake Charles facility.

         Interest income increased in the three-month period ended June 30, 1998 compared to the same periods in 1997 as the weighted average of invested funds increased in 1998, due mainly to the investment of funds from the Company's sale of common stock in September, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its business activities through funds generated from its operations. Net cash provided by operations was $1.3 million for the three months ended June 30, 1998. During the same period the Company had capital expenditures of $3.5 million, including improvements to facilities and equipment which will increase the productivity of the labor force, add a product line of rolled goods and increase the load out capacity of the fabrication facility located at the Port of Iberia.

    On September 22, 1997, the Company entered into an unsecured credit facility (the "Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At June 30, 1998, the Company had a letter of credit in the amount of $168,000 and no borrowings outstanding under the revolving credit facility. The Credit Facility also provides for replacement of several letters of credit under a non-revolving letter of credit facility. At June 30, 1998, the Company had outstanding letters of credit in the amount of $4.8 million under this non-revolving credit facility. The non-revolving letter of credit facility is reduced upon the expiration of each letter of credit, the last of which is scheduled to expire in January, 2000.

         On July 28, 1998, the Company announced that it had completed the acquisition of Allen Tank, Inc. for 819,000 shares of UNIFAB common stock, $400,000 in cash and notes of $800,000. The transaction is expected to be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to the shareholders of the Company and of Allen Tank. Allen Tank designs and manufactures oil and gas processing systems at its facility located in New Iberia, Louisiana for sale worldwide. The Company used available funds in the acquisition. The press release announcing the completion of this acquisition is being filed as an exhibit to this Form 10-Q. Additional information relating to this acquisition is available in a Current Report on Form 8-K filed by the Company on August 10, 1998.

         Capital expenditures for the remaining nine months of fiscal year ended March 31, 1999, include the purchase of equipment for the New Iberia fabrication facility, construction of facilities and associated equipment for the Lake Charles facility, and administrative facilities for the New Iberia process sustems operations. Management believes that its available funds, cash generated by operating activities and funds available under its revolving credit facility or other financing vehicles will be sufficient to fund these capital expenditures and working capital needs. However, the Company may expand its operations through future acquisitions which may require additional equity or debt financing.

                                     PART II

ITEM 5. OTHER INFORMATION

On August 14, 1998 the Company announced its first quarter fiscal 1999 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

On July 28, 1998 the Company announced that it had completed the acquisition of Allen Tank, Inc. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              Exhibit
              Number           Description
              -----            -----------
                27.1           Financial Data Schedule

                99.1           Press release issued by the Company on
                               August 14, 1998 announcing its earnings and related matters for the first quarter fiscal year ending March 31, 1999.

                99.2           Press release issued by the Company on
                               July 27, 1998 announcing it had completed the acquisition Allen Tank, Inc.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNIFAB International, Inc.



Date      August 14, 1998                   /s/  Peter J. Roman
       --------------------                 -------------------------
                                            Peter J. Roman
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                             Officer)

                               INDEX TO EXHIBITS


              EXHIBIT
              NUMBER           DESCRIPTION
              -----            -----------
                27.1           Financial Data Schedule

                99.1           Press release issued by the Company on
                               August 14, 1998 announcing its earnings and related matters for the first quarter fiscal year ending March 31, 1999.

                99.2           Press release issued by the Company on
                               July 27, 1998 announcing it had completed the acquisition Allen Tank, Inc.