Form 10-Q
period 1998-09-30
UNIFAB INTERNATIONAL INC
filed 1998-11-17
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act of 1934 For the Period Ended September 30, 1998
                                           -------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___________ to ___________


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Louisiana                                      72-1382998
----------------------------------------          ------------------------------
   (State or other jurisdiction or                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             5007 Port Road
             New Iberia, LA                                     70562
-----------------------------------------         ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----     -----

Common Stock, $0.01 Par Value ---- 5,950,155 shares outstanding as of November 12, 1998.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                        PAGE
   Item 1.   Financial Statements

             Condensed  Consolidated  Balance  Sheets-- September  30,
                1998 and March 31, 1998.................................... 1



             Condensed  Consolidated  Statements  of  Income  --  Three
                Months Ended  September 30, 1998 and 1997;  Six Months
                Ended September 30, 1998 and 1997.......................... 2

             Condensed  Consolidated Statement of Shareholders' Equity
                -- Six Months Ended September 30, 1998..................... 3

             Condensed  Consolidated  Statements  of Cash  Flows -- Six
                Months Ended September 30, 1998 and 1997................... 4

             Notes to  Consolidated  Financial  Statements -- September
                30, 1998................................................... 5


   Item 2.   Management's   Discussion   and   Analysis  of  Financial
                Condition and Results of Operations........................ 8

PART II.           OTHER INFORMATION


   Item 5.   Other Information............................................. 10

   Item 6.   Exhibits and Reports on Form 8-K.............................. 10

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           SEPTEMBER 30         MARCH 31
                                                               1998               1998
                                                            ------------      ------------
 Current assets:
  Cash and cash equivalents ...........................     $  2,130,932      $  8,482,196
  Accounts receivable .................................       25,659,391        26,031,271
  Costs and estimated earnings in excess of billings on
     uncompleted contracts ............................        8,129,898         2,064,295
  Prepaid expenses ....................................          594,748           987,520
  Other assets ........................................        1,835,622           638,942
                                                            ------------      ------------
          Total current assets ........................       38,350,591        38,204,224
  Property, plant and equipment, net ..................       19,506,843        13,333,207
  Cost in excess of net assets acquired, net of
    accumulated amortization of $467,013 and
    $144,128
                                                              10,367,337         6,774,019
  Other assets ........................................        2,157,667         1,932,149
                                                            ------------      ------------
          Total assets ................................     $ 70,382,438      $ 60,243,599
                                                            ============      ============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................     $  9,607,310      $  6,859,447
  Notes Payable .......................................        5,117,177        11,454,005
  Billings in excess of costs and estimated earnings on
     uncompleted contracts ............................        3,325,253         2,951,249
  Accrued liabilities .................................        2,983,459         1,349,663
  Payroll and related liabilities .....................        1,339,346         1,956,876
  Current portion of long-term debt ...................        1,454,526              --
  Income tax payable ..................................          512,123           754,970
                                                            ------------      ------------
          Total current liabilities ...................       24,339,194        25,326,210
Deferred income taxes .................................        1,222,661           991,725
Long-term debt ........................................        5,650,000              --
Other noncurrent liabilities ..........................          622,301         1,237,673
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized,  no shares outstanding .................             --                --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 5,950,155 and 5,867,655 shares
   outstanding ........................................           59,502            58,677
  Additional paid-in capital ..........................       25,032,942        23,973,392
  Currency translation adjustment .....................          (48,953)             --
  Retained earnings ...................................       13,504,791         8,655,922
                                                            ------------      ------------
          Total shareholders' equity ..................       38,548,282        32,687,991
                                                            ------------      ------------
          Total liabilities and shareholders' equity ..     $ 70,382,438      $ 60,243,599
                                                            ============      ============



           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                             THREE MONTHS ENDED SEPTEMBER 30      SIX MONTHS ENDED SEPTEMBER 30
                                            --------------------------------    --------------------------------
                                                  1998              1997             1998               1997
                                             ------------      ------------      ------------      ------------
Revenue.................................     $ 31,585,118      $ 26,523,025      $ 60,257,790      $ 60,263,505
Cost of revenue ........................       25,212,424        22,364,389        48,104,110        51,287,122
                                             ------------      ------------      ------------      ------------
Gross profit ...........................        6,372,694         4,158,636        12,153,680         8,976,383
Selling, General and Administrative
  expense ..............................        2,441,246         1,680,128         4,761,571         3,297,889
                                             ------------      ------------      ------------      ------------
Income from operations .................        3,931,448         2,478,508         7,392,109         5,678,494
Other income (expense):
  Interest expense .....................         (300,864)         (297,585)         (461,582)         (556,514)
  Interest income ......................           31,942            69,598           156,446           102,531
  Other income (expense) ...............         (283,938)                           (283,938)
                                             ------------      ------------      ------------      ------------
Income before income taxes .............        3,378,588         2,250,521         6,803,035         5,224,511

Income tax provisions ..................        1,214,858           697,371         1,954,166         1,357,289
                                             ------------      ------------      ------------      ------------
Net income .............................        2,163,730      $  1,553,150      $  4,848,869      $  3,867,222
                                             ============      ============      ============      ============
Basic and diluted earnings per share ...     $       0.36      $       0.35      $       0.82      $       0.88
                                             ============      ============      ============      ============
Basic and diluted earnings per share
  weighted average shares ..............        5,930,600         4,434,823         5,901,706         4,377,228
                                             ============      ============      ============      ============



Pro forma data:

Income before income taxes,
  as reported above.....................     $  3,378,588      $  2,250,521      $  6,803,035      $  5,224,511
Current tax provision...................          689,858           697,371         1,429,166         1,357,289
Pro forma provision for
  income taxes related to
  S Corporation operations..............          461,855            89,354           904,815           517,367
                                             ------------      ------------      ------------      ------------
Pro forma net income....................     $  2,226,875      $  1,463,796      $  4,469,054      $  3,349,855
                                             ============      ============      ============      ============

Pro forma basic and
  diluted earnings per
  share.................................     $       0.38      $       0.33      $       0.76      $       0.77
                                             ============      ============      ============      ============




           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON STOCK                ADDITIONAL        CURRENCY
                                  -----------------------------        PAID-IN       TRANSLATION         RETAINED
                                      SHARES           AMOUNT          CAPITAL        ADJUSTMENT         EARNINGS           TOTAL
                                  ------------     ------------     ------------     ------------      ------------    ------------
Balance at March 31, 1998 ...        5,867,655     $     58,677     $ 23,973,392     $       --        $  8,655,922    $ 32,687,991
 Exercise of stock options ..            3,500               35           62,965             --                --            63,000
 Acquisition of LATOKA ......           79,000              790          996,585             --                --           997,375
 Translation adjustment .....             --               --               --            (48,953)             --           (48,953)
  Net income ................             --               --               --               --           4,848,869       4,848,869
                                  ------------     ------------     ------------     ------------      ------------    ------------
Balance at September 30, 1998        5,950,155     $     59,502     $ 25,032,942     $    (48,953)     $ 13,504,791    $ 38,548,282
                                  ============     ============     ============     ============      ============    ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     SIX MONTHS ENDED SEPTEMBER 30
                                                    ------------------------------
                                                       1998               1997
                                                    ------------      ------------
Cash from operations ..........................     $  2,243,793      $  9,481,805
Investing activities:
  Purchases of equipment ......................       (7,134,535)       (1,408,890)
                                                    ------------      ------------
                                                      (7,134,535)       (1,408,890)
Financing activities:
  Net proceeds from initial public offering ...             --          25,037,001
  Payment for surrender of shareholder rights .             --          (6,300,000)
  Dividends paid ..............................             --          (3,622,189)
  Exercise of stock options ...................           63,000              --
  Net change in borrowings ....................       (1,523,522)       (3,340,000)
                                                    ------------      ------------
                                                      (1,460,522)       11,774,812
  Net change in cash and cash equivalents .....     $ (6,351,264)     $ 19,847,727
                                                    ============      ============


           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

1.    DESCRIPTION OF BUSINESS

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. The Company's main fabrication facilities are located in the Port of Iberia at New Iberia, Louisiana. Through a wholly-owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services. Through a wholly-owned subsidiary, Allen Process Systems, Ltd., headquartered in Wimbledon, England, the Company provides engineering and project management services primarily in Europe and the Middle East.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 1998, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K.

3.    BUSINESS COMBINATIONS

On July 24, 1998 the Company acquired all of the outstanding common stock of Allen Tank, Inc. ("Allen Tank") for 819,000 shares of the Company's common stock, plus $400,000 in cash and $800,000 in notes paid to a dissenting shareholder. Allen Tank, (which has been converted to a limited liability company and renamed Allen Process Systems, LLC, is located in New Iberia, Louisiana on property near the Company's Port of Iberia facilities. Allen Process Systems, LLC designs and manufactures specialized process systems related to the development of oil and gas reserves. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Allen Tank. Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:

                                   Three Months                                       Six Months
                                       Ended                                             Ended
                                   September 30,                                      September 30,

                              1998             1997                            1998               1997
                          -------------    -------------                   --------------     -------------
     Revenues:
        UNIFAB              18,953,953       17,947,922                       38,570,945        33,451,075
        Allen Tank          12,631,165        8,575,815                       21,686,845        26,812,430
                            ----------       ----------                       ----------        ----------
          Combined          31,585,118       26,523,025                       60,257,790        60,263,505
                            ==========       ==========                       ==========        ==========

     Net Income:
        UNIFAB                 928,623        1,297,541                        2,398,286         2,441,589
        Allen Tank           1,390,478          255,609                        1,954,166         1,425,633
                            ----------       ----------                       ----------        ----------
          Combined           2,163,730        1,553,150                        4,848,869         3,867,222
                            ==========       ==========                       ==========        ==========



Adjustments to conform Allen Tank's accounting policies to those of UNIFAB and to apply pooling-of-interests accounting reduced net income of the combined entity for the above periods by $137,845 and $187,970, for the three- and six-month periods ended September 30, 1998, respectively, and by $142,600 and $518,050 for the three-and six- month periods ended September 30, 1997, respectively. The adjustments to conform accounting policies relate to the accrual of performance incentives for interim reporting periods.

Prior to the combination Allen Tank's fiscal year end was December 31. UNIFAB's fiscal year end is March 31. In applying pooling-of-interests accounting, the September 30, 1998 UNIFAB statement of income was combined with the Allen Tank statements of income for the quarter ended September 30, 1998 and the twelve-week period ended June 13, 1998. The September 30, 1997 UNIFAB statement of income was combined with the Allen Tank statement of income for the 28-week period ended October 4, 1997. Retained earnings of the combined entities were adjusted by approximately $675,000 as of the beginning of UNIFAB's fiscal 1998 year to include the unaudited net earnings of Allen Tank, including adjustments to conform accounting policies to those of UNIFAB, for the period December 28, 1997 to March 21, 1998. During this period Allen Tank's revenues were $8,986,700.

Merger expenses of approximately $275,000 include legal, investment banking and accounting fees related to the business combination and are classified as "other expense" in the Consolidated Statements of Income.

The Company also acquired LATOKA Engineering, Ltd. for 79,000 shares of UNIFAB common stock.

Prior to the acquisition, Allen Tank was taxed as an S Corporation. Upon the acquisition, S Corporation status was terminated and the corporation was subject to federal and state income taxes. In conjunction with the termination of S Corporation status, Allen Tank distributed $1.5 million to its shareholders in the form of notes. This distribution, which was consistent with prior distributions to the Allen Tank shareholders, represented the tax liability of those shareholders for S Corporation earnings through the date of the acquisition and termination of S Corporation status. The remaining undistributed earnings at the date of acquisition were accounted for as additional capital at the beginning of fiscal year March 31, 1998.

The balance sheet of the Company as of September 30, 1998 includes a current deferred income tax liability of approximately $742,000 and a non-current deferred income tax asset of approximately $217,000 to reflect deferred income taxes recorded as of the date of acquisition as a result of the termination of the S Corporation status of Allen Tank.

4.    PRO FORMA EARNINGS PER SHARE

         Pro forma earnings per share for the three and six month periods ended September 30, 1998 and 1997 consists of the Company's historical income, adjusted to reflect income taxes as if the Allen Tank had operated as a C Corporation for all periods. This calculation excludes the charge of $525,000 related to the cumulative deferred income taxes resulting from the conversion to a C Corporation on July 24, 1998, as described in Note 3, above. The basic and diluted earnings per share calculation includes shares issued in the acquisition of Allen Tank transaction, giving effect to the issuance at the beginning of the periods presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS
         Revenue for the three months ended September 30, 1998 increased 19% to $31.6 million from the $26.5 generated in the three months ended September 30, 1997. For the six-month periods ended September 30, 1998 and 1997, revenue was $60.3 million. The increase in the quarter was primarily due to revenue recognized on engineering, design and manufacture of specialized process systems, which vary in size, complexity and types of materials used, all of which impact the revenue volume. Additionally, revenues increased from plant maintenance and international project management businesses acquired in 1998. At September 30, 1998 backlog was approximately $32.6 million.

         Cost of revenue for the three months ended September 30, 1998 increased 13% or $2.8 million to $25.2 million from $22.4 million in the three months ended September 30, 1997. For the six-month period ended September 30, 1998, cost of revenue of $48.1 million was $3.2 million or 6% lower than for the same period in 1997. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that can be specifically allocated to projects. These costs decreased as a percentage of revenues to 79.8% in the three- and six-month periods ended September 30, 1998 from 84.3% and 85.1% for the same periods in 1997. The decrease in cost as a percentage of revenues is a result of the make up of projects including the type of material called for on process systems, such as stainless steel, cladding or duplex stainless steel content, the extent of design and engineering required and the mix between fixed-price and time-and-material contracts.

         Gross profit for the three months ended September 30, 1998 increased to $6.4 million and for the six months ended September 30, 1998 increased to $12.2 million from $4.2 million and $9.0 million in the corresponding periods in 1997 mainly due to improved margins on fixed-price contracts and a favorable mix of services and materials on the Company's time and materials contracts. While the downturn in oil and natural gas prices has not yet affected the Company's financial results, reductions in capital budgets announced by the major oil companies could result in fewer projects. As competition for those projects increases, the Company's margins could be affected.

         Selling, general and administrative expense increased to 2.4 million in the three months ended September 30, 1998 from $1.7 million in the same period in 1997, and was $4.8 million in the six months ended September 30, 1998 compared to $3.3 million in the same period in 1997. This increase is due to increases in regulatory, reporting and other costs associated with being a corporation with publicly traded securities, the additional general and administrative costs associated with the acquired Lake Charles facility and London operations, and costs associated with the Company's safety program.

         Other income (expense) includes interest income and expense, which fluctuate with the weighted average amount of funds invested or borrowed over the period. Other expense also includes approximately $275,000 in costs associated with the acquisition of Allen Tank, Inc. on July 24, 1998, which was accounted for as a pooling of interests.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its business activities through funds generated from its operations and borrowings under its credit facility. Net cash provided by operations was $6.5 million for the six months ended September 30, 1998. During the same period the Company had capital expenditures of $1.3 million, including improvements to facilities and equipment which will increase the productivity of the labor force, add a product line of rolled goods and increase the load out capacity of the fabrication facility located at the Port of Iberia.

         On July 27, 1998, the Company amended and restated its unsecured credit facility (the "Second Restated Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At September 30, 1998, the Company had letters of credit of $9.9 million in the aggregate and borrowings outstanding of $360,000 under the revolving credit facility. The Second Restated Credit Facility also provides for replacement of several letters of credit under a non-revolving credit facility. At September 30, 1998, the Company had outstanding letters of credit in the amount of $168,000 under this non-revolving credit facility. The non-revolving letter of credit facility is reduced upon the expiration of each letter of credit, the last of which is scheduled to expire in January 2000.

         The Second Restated Credit Facility provides for a $7,000,000 term loan facility with quarterly principle payments of $350,000 plus interest commencing September 30, 1998. Amounts outstanding under the term loan facility bear interest under the same terms described above for borrowings under the revolving credit facility.

         The Company has a (pound)500,000 revolving credit facility and a (pound)1,000,000 non-revolving term credit facility with a commercial lender in London, England. These facilities bear interest at 1.0% over the lender's base rate (8.5% at September 30, 1998), and are secured by a letter of credit issued under the

Company's Second Restated Credit Facility described above. The non-revolving term credit facility calls for quarterly payments of (pound)50,000. Amounts outstanding under the revolving and non-revolving credit facilities were (pound)472,950 and (pound)850,000, respectively, at September 30, 1998.

         On July 24, 1998, the Company completed the acquisition of Allen Tank, Inc. for 819,000 shares of UNIFAB common stock, $400,000 in cash and notes of $800,000. The Company used available funds in the acquisition.

         Management believes that its available funds, cash generated by operating activities and funds available under its revolving credit facility will be sufficient to fund any capital expenditures and working capital needs. The Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

IMPACT OF THE YEAR 2000

    The Company has assessed and continues to assess the impact of the year 2000 on its reporting systems and operations. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business operations. Although the Company is still assessing the impact of the year 2000 issue on its information technology systems, at this time the Company believes the impact will not be material to the Company's financial position or results of operations.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them.

                                     PART II

ITEM 5. OTHER INFORMATION

On November 12, 1998 The Company announced its second quarter fiscal 1999 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              Exhibit
              Number                Description
              --------              -----------

                10.1 Second Amended and Restated Credit Agreement between the Company and Hibernia National Bank Dated July 27, 1998.

                27.1                Financial Data Schedule

                99.1 Press release issued by the Company on November 12, 1998 announcing its earnings and related matters for the second quarter fiscal year ending March 31, 1999.

         (b)   Reports on Form 8-K

              The Company filed a current report on Form 8-K under Items 2. and
              7. dated July 24, 1998. Pursuant to Item 7., the Company included pro forma statements of income for the year ended March 31, 1998 and for the three months ended June 30, 1998 and a pro forma balance sheet as of June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIFAB International, Inc.
                                       ---------------------------------------


Date    November 13, 1998              /s/   Peter J. Roman
      -----------------------          ----------------------------------------
                                       Peter J. Roman
                                       Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                  DESCRIPTION
-------                                                 -----------
  10.1                Second Amended and Restated Credit Agreement between the
                      Company and Hibernia National Bank Dated July 27, 1998.

  27.1                Financial Data Schedule

  99.1 Press release issued by the Company on November 12, 1998 announcing its earnings and related matters for the second quarter fiscal year ending March 31, 1999.