Form 10-Q
period 1998-12-31
UNIFAB INTERNATIONAL INC
filed 1999-02-16
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From            to
                                           -----------   ------------------

Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Louisiana                                    72-1382998
----------------------------------------             ---------------------------
    (State or other jurisdiction or                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


             5007 Port Road
             New Iberia, LA                                      70562
--------------------------------------------         ---------------------------
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

Common Stock, $0.01 Par Value ---- 5,980,013 shares outstanding as of February 14, 1999.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                           PAGE
   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -- December 31, 1998 and
              March 31, 1998................................................................ 1

             Condensed Consolidated Statements of Income -- Three Months
              Ended December 31, 1998 and 1997; Nine Months Ended
              December 31, 1998 and 1997.................................................... 2

             Condensed Consolidated Statement of Shareholders' Equity -- Nine
              Months Ended December 31, 1998................................................ 3

             Condensed Consolidated Statements of Cash Flows -- Nine Months
              Ended December 31, 1998 and 1997.............................................. 4

             Notes to Consolidated Financial Statements -- December 31, 1998................ 5


   Item 2.   Management's  Discussion and Analysis of Financial Condition and
              Results of Operations......................................................... 8

PART II.    OTHER INFORMATION


   Item 5.   Other Information............................................................. 10

   Item 6.   Exhibits and Reports on Form 8-K.............................................. 10

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            DECEMBER 31         MARCH 31
                                                                1998              1998
                                                            ------------      ------------

Current assets:
  Cash and cash equivalents...............................  $  1,842,940      $  8,482,196
  Accounts receivable.....................................    21,908,821        26,031,271
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................     5,506,190         2,064,295
  Prepaid expenses........................................     1,148,150           987,520
  Other assets............................................     3,559,148           638,942
                                                            ------------      ------------
          Total current assets............................    33,965,249        38,204,224
  Property, plant and equipment, net......................    21,379,497        13,333,207
  Cost in excess of net assets acquired, net of
     accumulated amortization of $645,770 and
     $144,128.............................................    10,360,847         6,774,019
  Other assets............................................     1,561,263         1,932,149
                                                            ------------      ------------
          Total assets....................................  $ 67,266,856      $ 60,243,599
                                                            ============      ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................  $  3,588,322      $  6,859,447
  Notes Payable...........................................     9,350,000        11,454,005
  Billings in excess of costs and estimated earnings on
     uncompleted contracts................................       859,613         2,951,249
  Accrued liabilities.....................................     1,185,239         1,349,663
  Payroll and related liabilities.........................       487,821         1,956,876
  Current portion of long-term debt.......................     2,189,961                --
  Income tax payable......................................        82,652           754,970
                                                            ------------      ------------
          Total current liabilities.......................    17,743,608        25,326,210
Deferred income taxes.....................................     1,222,661           991,725
Long-term debt............................................     7,178,507                --
Other noncurrent liabilities..............................       628,775         1,237,673
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares outstanding......................            --                --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 5,980,013 and 5,867,655 shares
   outstanding............................................        59,800            58,677
  Additional paid-in capital..............................    25,271,438        23,973,392
  Currency translation adjustment.........................        (7,393)               --
  Retained earnings.......................................    15,169,460         8,655,922
                                                            ------------      ------------
          Total shareholders' equity......................    40,493,305        32,687,991
                                                            ------------      ------------
          Total liabilities and shareholders' equity......  $ 67,266,856      $ 60,243,599
                                                            ============      ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED DECEMBER 31      NINE  MONTHS ENDED DECEMBER 31
                                                  ------------------------------      ------------------------------
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------     -------------
Revenue .....................................     $ 23,474,041      $ 21,219,376      $ 83,731,832      $ 81,482,881
Cost of revenue .............................       18,526,735        17,049,573        66,630,845        68,336,695
                                                  ------------      ------------      ------------     -------------
Gross profit ................................        4,947,306         4,169,803        17,100,987        13,146,186
Selling, General and Administrative
  expense ...................................        2,045,746         1,761,397         6,932,631         5,013,678
                                                  ------------      ------------      ------------     -------------
Income from operations ......................        2,901,560         2,408,406        10,168,356         8,132,508
Other income (expense):
  Interest expense ..........................         (234,699)         (211,362)         (696,281)         (767,876)
  Interest income ...........................           11,711           225,731           168,156           328,262
  Other income (expense) ....................          (45,154)          (91,278)         (329,092)          (91,278)
                                                  ------------      ------------      ------------     -------------
Income before income taxes ..................        2,633,418         2,331,497         9,311,139         7,601,616
Income tax provisions .......................          956,217           673,500         2,797,601         2,030,789
                                                  ------------      ------------      ------------     -------------
Net income ..................................     $  1,677,201      $  1,657,997      $   6,513,53     $   5,570,827
                                                  ============      ============      ============     =============

Basic and diluted earnings per share ........     $       0.28      $       0.28      $       1.10     $        1.15
                                                  ============      ============      ============     =============
Basic and diluted earnings per share
  weighted average shares ...................        5,974,835         5,841,250         5,947,799         4,865,024
                                                  ============      ============      ============     =============

Pro forma data:..............................
Income before income taxes, as
   reported above............................        2,633,418         2,331,497         9,311,140         7,601,616
Current tax provision........................          956,217           673,500         2,272,601         2,030,789
Pro forma provision for income taxes
   related to S Corporation operations.......               --           148,352           904,815           682,200
                                                  ------------      ------------      ------------     -------------
Pro forma net income ........................     $  1,677,201      $  1,509,645      $  6,133,724     $   4,888,627
                                                  ============      ============      ============     =============

Pro forma basic and diluted earnings
   per share ................................     $       0.28      $       0.26      $       1.03     $        1.00
                                                  ============      ============      ============     =============


           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             COMMON STOCK            ADDITIONAL     CURRENCY
                                       ------------------------       PAID-IN      TRANSLATION       RETAINED
                                         SHARES        AMOUNT         CAPITAL       ADJUSTMENT       EARNINGS            TOTAL
                                       ----------     ---------     ------------   -----------     ------------      ------------
Balance at March 31, 1998 .........     5,867,655     $  58,677     $ 23,973,392   $        --     $  8,655,922      $ 32,687,991
 Exercise of stock options ........         3,500            35           62,965            --               --            63,000
 Acquisition of LATOKA ............        79,000           790          996,585            --               --           997,375
 Shares issued under incentive
   stock plans ....................        29,858           298          238,496            --               --           238,794
 Translation adjustment ...........            --            --               --        (7,393)              --            (7,393)
 Net income .......................            --            --               --            --        6,513,538         6,513,538
                                       ----------     ---------     ------------   -----------     ------------      ------------
Balance at December 31, 1998 ......     5,980,013     $  59,800     $ 25,271,438   $    (7,393)    $ 15,169,460      $ 40,493,305
                                       ==========     =========     ============   ===========     ============      ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          NINE MONTHS ENDED DECEMBER 31
                                                         ------------------------------

                                                             1998              1997
                                                         ------------      ------------
Cash from operations ...............................     $ (2,666,521)     $  4,657,806
Investing activities:
  Increase in note receivable ......................       (2,000,000)               --
  Purchases of equipment ...........................       (9,300,198)       (2,305,863)
                                                         ------------      ------------
                                                          (11,300,198)       (2,305,863)
Financing activities:
  Net proceeds from initial public offering ........               --        25,037,001
  Payment for surrender of shareholder rights ......               --        (6,300,000)
  Dividends paid ...................................               --        (3,622,189)
  Exercise of stock options ........................           63,000                --
  Net change in borrowings .........................        7,264,463           (94,000)
                                                         ------------      ------------
                                                            7,327,463        15,020,812
                                                         ------------      ------------
  Net change in cash and cash equivalents ..........     $ (6,639,256)     $ 17,372,755
                                                         ============      ============

           See notes to condensed consolidated financial statements.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At December 31, 1998, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.       BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

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

                              Three Months                Nine Months
                                 Ended                       Ended
                              December 31,                December 31,

                          1998           1997           1998           1997
                       ----------     ----------     ----------     ----------
Revenues:
   UNIFAB              14,083,025     13,469,749     52,653,971     46,920,824
   Allen Tank           9,391,016      7,749,627     31,077,861     34,562,057
                       ----------     ----------     ----------     ----------
     Combined          23,474,041     21,219,376     83,731,832     81,482,881
                       ==========     ==========     ==========     ==========

Net Income:
   UNIFAB               1,125,170      1,237,139      3,523,457      3,678,728
   Allen Tank             552,031        420,858      2,990,081      1,892,099
                       ----------     ----------     ----------     ----------
     Combined           1,677,201      1,657,997      6,513,538      5,570,827
                       ==========     ==========     ==========     ==========


Adjustments to conform Allen Tank's accounting policies to those of UNIFAB and to apply pooling-of-interests accounting reduced net income of the combined entity for the above periods by $0 and $325,815 for the three- and nine- month periods ended December 31, 1998, respectively, and by $45,609 and $518,050 for the three- and nine-month periods ended December 31, 1997, respectively. The adjustments to conform accounting policies relate to the accrual of performance incentives for interim reporting periods.

Prior to the combination Allen Tank's fiscal year end was December 31. UNIFAB's fiscal year end is March 31. In applying pooling-of-interests accounting, the December 31, 1998 UNIFAB statement of income was combined with the Allen Tank statements of income for the six month period ended December 31, 1998 and the twelve-week period ended June 13, 1998. The December 31, 1997 UNIFAB statement of income was combined with the Allen Tank statement of income for the 40-week period ended December 27, 1997. Retained earnings of the combined entities were adjusted by approximately $675,000 as of the beginning of UNIFAB's fiscal 1998 year to include the unaudited net earnings of Allen Tank, including adjustments to conform accounting policies to those of UNIFAB, for the period December 28, 1997 to March 21, 1998. During this period Allen Tank's revenues were $8,986,700.

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

The balance sheet of the Company as of December 31, 1998 includes a current deferred income tax liability of approximately $742,000 and a non-current deferred income tax asset of approximately $217,000 to reflect deferred income taxes recorded as of the date of acquisition as a result of the termination of the S Corporation status of Allen Tank.

4.       PRO FORMA EARNINGS PER SHARE

         Pro forma earnings per share for the three and nine month periods ended December 31, 1998 and 1997 consists of the Company's historical income, adjusted to reflect income taxes as if the Allen Tank had operated as a C Corporation for all periods. This calculation excludes the charge of $525,000 related to the cumulative deferred income taxes resulting from the conversion to a C Corporation on July 24, 1998, as described in Note 3, above. The basic and diluted earnings per share calculation includes shares issued in the acquisition of Allen Tank transaction, giving effect to the issuance at the beginning of the periods presented.

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

RESULTS OF OPERATIONS

         Revenue for the three months ended December 31, 1998 increased 11% to $23.5 million from the $21.2 generated in the three months ended December 31, 1997. For the nine-month period ended December 31, 1998, revenue increased 3% to $83.7 million compared to $81.5 million for the nine-month period ended December 31, 1997. The increase in the quarter was primarily due to revenue recognized on time and material fabrication contracts, and engineering, design and manufacture of specialized process systems, which vary in size, complexity and types of materials used, all of which impact the revenue volume. Additionally, revenues increased from plant maintenance and international project management businesses acquired in 1998. At December 31, 1998 backlog was approximately $25.1 million.

         Cost of revenue for the three months ended December 31, 1998 increased 8.7% or $1.5 million to $18.5 million from $17.0 million in the three months ended December 31, 1997. For the nine-month period ended December 31, 1998, cost of revenue was $66.6 million, which was $1.7 million or 2.5% lower than for the same period in 1997. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that can be specifically allocated to projects. These costs decreased as a percentage of revenues to 78.9% and 79.6% in the three- and nine-month periods ended December 31, 1998, respectively, from 80.3% and 83.9% for the same periods in 1997. The decrease in cost as a percentage of revenues is a result of the make up of projects including the type of material called for on process systems, such as stainless steel, cladding or duplex stainless steel content, the extent of design and engineering required and the mix between fixed-price and time-and-material contracts.

         Gross profit for the three months ended December 31, 1998 increased to $4.9 million and for the nine months ended December 31, 1998 increased to $17.1 million from $4.2 million and $13.1 million in the corresponding periods in 1997 mainly due to improved margins on fixed-price contracts and a favorable mix of services and materials on the Company's time and materials contracts. While the downturn in oil and natural gas prices has not yet affected the Company's financial results, reductions in capital budgets announced by the major oil companies could result in fewer projects. As competition for those projects increases, the Company's margins could be affected.

         Selling, general and administrative expense increased to 2.0 million in the three months ended December 31, 1998 from $1.8 million in the same period in 1997, and was $6.9 million in the nine months ended December 31, 1998 compared to $5.0 million in the same period in 1997. This increase is due to increases in regulatory, reporting and other costs associated with being a corporation with publicly traded securities, the additional general and administrative costs associated with the acquired Lake Charles facility and London operations, and costs associated with the Company's safety program.

         Other income (expense) includes interest income and expense, which fluctuate with the weighted average amount of funds invested or borrowed over the period. Other expense also includes approximately $275,000 in costs associated with the acquisition of Allen Tank, Inc. on July 24, 1998, which was accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its business activities through funds generated from its operations and borrowings under its credit facility. Net cash used in operations was $2.7 million for the nine months ended December 31, 1998. During the same period the Company had capital expenditures of $9.3 million, including improvements to facilities and equipment which will increase the productivity of the labor force, add a product line of rolled goods and increase the load out capacity of the fabrication facility located at the Port of Iberia.

         On July 27, 1998, the Company amended and restated its unsecured credit facility (the "Second Restated Credit Facility") with a commercial lender, which provides for up to $10.0 million in borrowings for general corporate purposes and for letters of credit up to $10.0 million under a revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. or LIBOR plus 2.0%, at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount of the letter of credit. The unused commitment fee is 3/8 of 1% per annum. The revolving credit facility matures August 31, 2000. At December 31, 1998, the Company had letters of credit of $11.7 million in the aggregate and borrowings outstanding of $7.5 million under the revolving credit facility. The Second Restated Credit Facility also provides for replacement of several letters of credit under a non-revolving credit facility. At December 31, 1998, the Company had outstanding letters of credit in the amount of $168,000 under this non-revolving credit facility. The non-revolving letter of credit facility is reduced upon the expiration of each letter of credit, the last of which is scheduled to expire in January 2000.

         The Second Restated Credit Facility provides for a $7,000,000 term loan facility with quarterly principle payments of $350,000 plus interest commencing September 30, 1998. Amounts outstanding under the term loan facility bear interest under the same terms described above for borrowings under the revolving credit facility.

         The Company paid amounts outstanding and terminated its (pound)500,000 revolving credit facility and its (pound)1,000,000 non-revolving term credit facility with a commercial lender in London, England. The facilities were secured by a letter of credit which was no longer required and was cancelled in January, 1999. Funds to pay the facilities were available under the Company's Second Restated Credit Facility.

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

                                     PART II

ITEM 5. OTHER INFORMATION

On February 12, 1998 the Company announced its third quarter fiscal 1999 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

              Exhibit
              Number                Description
              -------               -----------
                27.1                Financial Data Schedule

                99.1                Press release issued by the Company on February 12, 1998 announcing its earnings and related matters for the third quarter fiscal year ending March
                                    31, 1999.

(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNIFAB International, Inc.



Date   February 12, 1998        /s/ Peter J. Roman
       ----------------------   ------------------------------------
                                Peter J. Roman
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS


      Exhibit
      Number         Description
      -------        -----------
        27.1         Financial Data Schedule

        99.1 Press release issued by the Company on February 12, 1998 announcing its earnings and related matters for the third quarter fiscal year ending March 31, 1999.