Form 10-K
period 1999-03-31
UNIFAB INTERNATIONAL INC
filed 1999-07-14
CIK 101990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     _________________


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Louisiana                                         72-1382998
---------------------------------                   ----------------------------
  (State or other jurisdiction                            (I.R.S. Employer
or incorporation or organization)                         Identification No.)


            5007 Port Road
            New Iberia, LA                                      70562
---------------------------------                   ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 1999 was approximately $16.9 million.

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at June 30, 1999 was 6,665,369.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                           UNIFAB INTERNATIONAL, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                      THE FISCAL YEAR ENDED MARCH 31, 1999
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
      Items 1 and 2.       Business and Properties.................................................     1
      Item 3.              Legal Proceedings.......................................................    12
      Item 4.              Submission of Matters to a Vote of Security Holders.....................    12
                           Executive Officers of the Registrant....................................    12
PART II
      Item 5.              Market for Registrant's Common Equity and Related Shareholder
                              Matters..............................................................    13
      Item 6.              Selected Financial Data.................................................    14
      Item 7.              Management's Discussion and Analysis of Financial Condition
                              and Results of Operations............................................    15
      Item 7A.             Quantitative and Qualitative Disclosure About Market Risk...............    19
      Item 8.              Financial Statements and Supplementary Data.............................    19
      Item 9.              Changes in and Disagreements with Accountants on Accounting
                              and Financial Disclosure.............................................    19

PART III
      Item 10.             Directors and Executive Officers of the Registrant......................    19
      Item 11.             Executive Compensation..................................................    19
      Item 12.             Security Ownership of Certain Beneficial Owners and Management..........    20
      Item 13.             Certain Relationships and Related Transactions..........................    20

PART IV
      Item 14.             Exhibits, Financial Statements Schedules, and Reports on Form 8-K.......    20

GLOSSARY OF CERTAIN TECHNICAL TERMS................................................................   G-1

FINANCIAL STATEMENTS...............................................................................   F-1

SIGNATURES.........................................................................................   S-1

EXHIBIT INDEX......................................................................................   E-1

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

         Certain technical terms are defined in the "Glossary of Certain Technical Terms" appearing at the end of this Report.

GENERAL

    UNIFAB International, Inc. (together with its subsidiaries "the Company") is an industry leader in the custom fabrication of decks and modules of drilling and production equipment weighing up to 6,500 tons for offshore oil and gas platforms, and has special expertise in the fabrication of decks with complex piping requirements. The Company also designs and manufactures production process systems under ASME and ISO 9001 quality certifications.

    Decks and modules fabricated by the Company can be installed on fixed and floating platforms regardless of water depth. The Company also fabricates jackets for fixed platforms, pilings and other rolled tubular steel sections, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors and modules for the onshore petrochemical and refining industries. In addition, the Company refurbishes and retrofits existing jackets and decks and performs offshore piping hook-up and platform maintenance services. Allen Process Systems, LLC, a wholly owned subsidiary, designs and manufactures specialized process systems and provides engineering and field commissioning services related to production systems. Through a wholly owned subsidiary, UNIFAB International West, LLC, the Company provides industrial maintenance services and repair, refurbishment and conversion services for oil and gas drilling rigs. Structures fabricated by the Company are installed in oil and gas producing waters around the world, primarily the U.S. Gulf of Mexico (the "Gulf of Mexico") and offshore West Africa. The Company's ability to provide high quality fabrication services and maintain control over costs has enabled it to be profitable since its founding in 1980.

    Demand for the Company's services is primarily a function of worldwide offshore oil and gas activity. Improvements in production techniques and seismic and drilling technology, including three-dimensional seismic and directional drilling techniques, have resulted in increased drilling success rates and reduced costs. The average number of active offshore rigs in the Gulf of Mexico and worldwide decreased in 1998, after having increased annually from 1992 to 1998. This decrease in drilling activity resulted in a decrease in revenue in the Company's fiscal year ended March 31, 1999 versus fiscal year ended March 31, 1998.

    Due to the time required to drill an exploratory offshore well, formulate a development plan and design offshore platforms, the fabrication and installation of such platforms usually lag exploratory drilling by one to three years. As a result, an increase in drilling activity may not immediately result in increased demand for the Company's custom fabrication services. The Company believes its strong presence in both overseas markets and the Gulf of Mexico market, coupled with an expected increase in oil and gas activity in these markets, will enable it to remain competitive, obtain work and benefit from increased pricing levels.

    1992 EXPANSION TRANSACTION. The Company's predecessor, Universal Partners, Inc. ("Universal Partners"), was organized in 1980 by its founder, Dailey J. Berard. In 1992, in order to expand its capabilities at the Port of Iberia and meet increasing demand for its services, Universal Partners entered into an agreement with McDermott Incorporated, a subsidiary of McDermott International, Inc. ("McDermott"). Universal Partners contributed as a going concern to the then newly formed Universal Fabricators, Incorporated ("Universal Fabricators") approximately 50 acres of leased land, its buildings and fabrication equipment, and $2.4 million in cash. McDermott contributed an inactive fabrication yard directly across a canal from the land leased by Universal Partners, which included approximately 85 acres of land, 200,000 square feet of covered fabrication space and various equipment. This transaction (the "Expansion Transaction") substantially enlarged the Company's yard space and increased covered fabrication area from 25,000 square feet to approximately 225,000 square feet. In exchange for those assets, Universal Partners and McDermott received 51% and 49%, respectively, of the outstanding stock of Universal Fabricators.

    PUBLIC OFFERING. UNIFAB International, Inc. was formed in July 1997 to serve as the parent corporation for Universal Fabricators. Prior to the completion of the initial public offering of the Company (the "Initial Public Offering") in September 1997, Universal Partners exchanged its shares of Universal Fabricators common stock for 1,785,000 shares of Company Common Stock and distributed those shares of Company Common Stock to its stockholders upon its dissolution. McDermott also exchanged its shares of Universal Fabricators common stock for 1,715,000 shares of Company Common Stock, which it sold in the Initial Public Offering at the initial public offering price.

    ACQUISITIONS. The Company expanded its operations through the acquisition of the assets and business of Professional Industrial Maintenance, LLC effective January 1, 1998, which provides industrial plant maintenance and construction services to the southwest Louisiana area. As part of this acquisition, the Company also acquired lease rights to a 60-acre fabrication yard on an industrial canal, 12 miles southwest of Lake Charles, Louisiana. This facility has 40-foot water depth and access to the Gulf of Mexico through the Calcasieu Ship Channel, which is maintained by the U.S. Army Corp of Engineers.

    Effective July 24, l998, the Company acquired all of the outstanding common stock of Allen Tank, Inc. ("Allen Tank"), in exchange for 819,000 shares of the Company's common stock, plus $1.2 million in cash and notes paid to a dissenting shareholder. Allen Tank (which has been converted to a limited liability company and renamed Allen Process Systems, LLC) is located in New Iberia, Louisiana on property near the Company's Port facilities. Allen Process Systems, LLC designs and manufactures specialized process systems related to the development of oil and gas reserves. This acquisition expanded the Company's ability to offer quality services and products in its core competencies and further strengthened its technological base. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Allen Tank.

    On July 24, 1998 the Company acquired LATOKA Engineering, Ltd. ("LATOKA") from certain of the Allen Tank Shareholders for 79,000 shares of UNIFAB common stock. LATOKA, whose name has been changed to Allen Process Systems, Ltd., is headquartered in London, England, and provides engineering and project management services primarily in Europe and the Middle East.

    On April 29, 1999, the Company completed its acquisition of Oil Barges, Inc. ("OBI") and substantially all assets of Southern Rentals, LLC, an affiliate of OBI. OBI designs and fabricates drilling rigs from its 22-acre facility in New Iberia, Louisiana. OBI has completed a first-of-a-kind drilling barge for an international drilling company, which will be utilized in Nigeria. This drilling rig incorporates OBI's proprietary substructure technology, which makes it uniquely suited to address some of the problems encountered in oil and gas production in Nigeria, and has applications worldwide. OBI furnished all design, fabrication and equipment for the drilling rig and 84-man living quarters, including equipment that had been renovated at the Company's refurbishment facility in Parks, Louisiana. Superior Derrick Services, a wholly owned subsidiary of OBI, manufactured the 1.5 million-pound hookload mast used on the drilling rig. OBI recognized revenue and pretax income of $28.0 million and $1.2 million, respectively, for the year ended December 31, 1998. The purchase price was approximately 700,000 shares of the Company's common stock. OBI will operate as a wholly owned subsidiary of UNIFAB International, Inc. The business combination will be accounted for under the purchase method of accounting.

    On June 24, 1999, the Company completed its acquisition of Compression Engineering Services, Inc. ("CESI"). CESI provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation and equipment sourcing and inspection. CESI recognized revenue and pretax income of $888,000 and $187,000, respectively, for the year ended December 31, 1998. The purchase price was 60,000 shares of the Company's common stock. CESI will operate as a division of Allen Process Systems, LLC. The business combination will be accounted for under the purchase method of accounting.

DESCRIPTION OF OPERATIONS

    The Company's primary activity is the fabrication of decks and modules for offshore oil and gas drilling and production platforms, including the design and manufacturing of production processing systems for application throughout the world. The Company has extensive experience in the fabrication of decks and modules with complex piping requirements and believes that its reputation for efficient, timely and high quality production of these structures gives it a competitive advantage in obtaining projects of this type. Using its recently completed slip, bulkhead and load out facilities, the Company can build and load out decks and modules weighing up to 6,000 tons. The Company also fabricates jackets for fixed production platforms for use in up to 300 feet of water. Other structures fabricated by the Company include pilings and other rolled tubular steel sections, modules of drilling and production equipment, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors, other structures used in production and development activities and production processing systems and other modules for the onshore petrochemical and refining industries. The Company can construct and has in the past constructed platform drilling rigs, posted drilling rigs and barges.

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

    The most common type of fixed platform consists of a deck structure located above the level of the storm waves and supported by a jacket. A jacket is a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface which is in turn supported on tubular steel pilings driven deep into the seabed. The deck structure is designed to accommodate multiple functions including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are generally larger and more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

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

    Through its wholly owned subsidiary, Allen Process Systems, LLC, the Company designs and manufacturers equipment and pressure vessels to customer specifications. Production process systems include oil and gas separation systems, dehydrators and desalters, glycol dehydrators and the associated mechanical, structural and electrical instrumentation and components of these systems. The Company can fabricate these systems using a wide range of alloys as well as carbon steel. The design process utilizes state-of-the-art, computer-aided design and drafting technology to deliver high-quality, accurate design and fabrication drawings. In some instances, equipment and pressure vessels may be supplied by the customer.

    While the structural portion of a deck or module is being assembled, process piping is fabricated in the Company's pipe shop. Piping is made into spools by fitting and welding together pipe and pipe fittings. To the extent possible, pipe supports and pipe spools are installed onto the various structural subassemblies of a deck or module before final assembly. The completed structural subassemblies are then lifted, positioned and welded together. Finally, the oil and gas process equipment along with the remaining pipe supports and pipe spools, valves and electrical and instrumentation components are installed and connected. The Company has installed both carbon and alloy steel piping and has also installed process piping for sour gas service, which requires adherence to more stringent industry code requirements. The Company typically procures most of the piping, pipe fittings, valves, instrumentation and electrical materials in accordance with the customer's specifications as part of its contract.

    The Company performs a wide range of testing and commissioning activities. Virtually every contract requires, at a minimum, nondestructive testing of structural and piping welds, piping hydrostatic pressure testing and loop testing of instrumentation and electrical systems. Commissioning of certain process subsystems is also commonly performed by the Company. A series of protective coatings is applied to the critical areas of the deck or module to resist the extremely corrosive conditions in an offshore environment. The Company generally subcontracts certain parts of the work to qualified subcontractors, particularly electrical, instrumentation and painting.

    Jackets are generally built in sections so that, to the extent possible, much of their fabrication is done on the ground. As each section of legs and bracing is completed it is lifted by a crawler crane and then joined to another upright section. When a deck, module or jacket is complete and ready for load out, it is moved along a skidway and loaded onto a cargo barge. Using ocean-going tugs, the barge and its cargo are transported to the offshore site for installation by a marine construction contractor.

    PLATFORM REFURBISHMENT. The Company is active in the market for the refurbishment of existing jackets and decks. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs and maintenance work and, in some cases, modification. There are a substantial number of structures stored by customers on Company premises, pending instructions from the customer to commence refurbishment. Because refurbishment is generally not time-critical, the Company is able to use this work as a means of keeping employees productively occupied between other more time-critical projects. Refurbishment work is most often conducted on a time and materials basis.

    DRILLING RIG CONSTRUCTION AND REFURBISHMENT. The Company designs and fabricates drilling rigs at a 22-acre facility in New Iberia, Louisiana, through a wholly owned subsidiary, OBI. The Company also performs maintenance, refurbishment and upgrade services on deep water drilling rigs and jack ups at its deep water facility near Lake Charles, Louisiana. The Company has been developing the capabilities of this facility to support refurbishment upgrades of jack up and semi submersible drilling rigs for deep water use and, as required by customer demand, to support new construction of drilling rigs, platforms and platform components. At this time, the facility is approximately 25% complete and is expected to be fully functional by the end of 1999.

    PLANT MAINTENANCE. The Company provides maintenance, construction and fabrication services to industrial plants in the southwest Louisiana area. These services are performed under fixed price, time and material and maintenance agreement contracts, generally pursuant to competitive bids. The number of employees providing these services varies from time to time with the size and duration of the projects.

    FIELD SERVICE AND COMMISSIONING. The Company maintains a staff of experienced, highly trained technicians to provide 24-hour services for trouble shooting and commissioning of oil and gas production facilities around the world.

    OFFSHORE SERVICES. The Company also has a number of employees (ranging from approximately 25 to 50) whom it contracts to send offshore in crews to perform piping interconnect and general maintenance and repair services on offshore platforms.

FACILITIES AND EQUIPMENT

    FACILITIES. The Company's corporate headquarters and main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana, approximately 20 miles southeast of Lafayette, Louisiana and 30 miles north of the Gulf of Mexico. These fabrication facilities include approximately 170 acres developed for fabrication, one 12,000 square-foot office building that houses administrative staff, approximately 262,000 square feet of covered fabrication area, and approximately 25,500 square feet of warehouse and other storage area. The facilities also have approximately 8,500 linear feet of water frontage, of which 1,600 feet is steel bulkhead which permits outloading of heavy structures.

    The structures that the Company fabricates are transported from the New Iberia facilities by barge to the Gulf of Mexico by offshore construction companies. Barges loaded with completed structures weighing up to 3,500 tons can travel through any of several currently available water routes from the Company's facilities at the Port of Iberia to the Gulf of Mexico. Although recent improvements to the Company's slip, bulkhead and loadout facilities enable the Company to produce decks and deck components weighing up to 6,500 tons, special efforts, including dredging, would be needed to permit barges carrying structures from 3,500 to 6,500 tons to travel from the Port of Iberia facility to the Gulf of Mexico, which would add costs to the project that the customer may be unwilling to bear. One main route to the Gulf of Mexico, the Freshwater Bayou Channel, provides 12 feet of water depth to the Gulf of Mexico, but the dimensions of locks on this channel prevent the transport of structures more than 80 feet in width. There is a by-pass channel around these locks that, if usable, would permit continuous passage to the Gulf of Mexico with at least 12 feet of water depth at all points and without any material width restrictions. This water depth would generally permit the transportation of structures weighing up to 6,000 tons. Due to the silt that has built up on both sides of the by-pass, the by-pass is currently impassable without extensive dredging. On the basis of amounts spent in the past by contractors other than the Company in order to facilitate the transportation of certain structures, it is estimated that the cost of initially dredging the silt from the by-pass and opening the by-pass channel would be $400,000 to $500,000. The State of Louisiana agreed to fund one-half of costs to reopen and dredge the by-pass, a project that would open the by-pass for at least one year and possibly longer, depending upon the extent of future traffic through the by-pass. After this initial reopening and dredging, the costs of additional maintenance dredging to reopen the by-pass would be substantially reduced. There can be no assurance however, as to whether or when such project will be completed or whether the increased channel depth will be maintained. If this project is not completed, the Company would remain unable to deliver structures weighing over 4,000 tons unless it is determined to incur the additional costs described above.

    The Company's facility in Lake Charles, Louisiana is located on an industrial canal at the intersection of the Intracoastal Canal and the Calcasieu Ship Channel, 12 miles south of Lake Charles and 20 miles from the Gulf of Mexico. The industrial canal is dredged to a 40-foot water depth with a bottom width of 400 feet. The facility is currently being leased from the Lake Charles Harbor & Terminal District under a 17-year lease, including option periods, and with options to lease up to 69 acres. The Company has completed the construction of a 21,600 square-foot pipe fabrication facility and administrative support facilities on the site. The Company currently plans to further develop the facility with steel bulkheading and covered fabrication and warehousing facilities to support the drilling rig refurbishment operations and develop new construction capabilities. The access of this facility to the Gulf of Mexico imposes no weight or size limitations on any structure fabricated or refurbished there.

    The Company also leases administrative offices in Wimbledon, England and a sales office in Houston, Texas.

    EQUIPMENT. The Company's main fabrication facilities house its Bertsch steel plate bending rolls with capacities to roll up to four-inch steel plate into structural components. These plate rolls allow the Company to provide 100% of its rolling needs and enable the Company to reduce the risk of cost overruns and delays in project completion. In addition, the Company sells roll steel goods to other fabricators on a subcontracting basis. The Company also uses a Huber oven for stress relief and heat treatment of high-pressure vessels. This oven allows the Company to bend steel plate up to 5 1/2" thickness. The Company owns a Wheelabrator grit blast system that can blast steel at a rate approximately ten times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

    The Company also has an automatic plate cutting machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The Company currently owns eleven crawler cranes, which range in tonnage capacity from 50 to 250 tons. The Company performs routine maintenance on all of its equipment.

MATERIALS

    The principal materials used by the Company in its fabrication business -- standard steel shapes, steel plate, piping, pipe fittings, valves, welding gases, fuel oil, gasoline and paint -- are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

SAFETY AND QUALITY ASSURANCE

    Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations. The Company provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs several safety engineers. The Company has a comprehensive drug-testing program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer elected field representatives, meets monthly to discuss safety concerns and suggestions that could prevent future accidents. The Company has at times contracted with a third-party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

    Allen Process Systems, LLC is certified as an ISO 9001 fabricator. ISO 9001 is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification. Universal Fabricators and Unifab International West, LLC are evaluating procedures to begin the process of applying for ISO 9001 certification.

CUSTOMERS AND CONTRACTING

    The Company's customers are primarily major and independent oil and gas companies and offshore marine construction contractors. The Company's structures are used primarily offshore West Africa and in the Gulf of Mexico.

    A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. The following table provides information with respect to customers who accounted for more than 10% of the Company's revenue for each of the three fiscal years ending March 31, 1999:

  YEAR ENDED MARCH 31,                   CUSTOMER                          % OF REVENUE
  -------------------     ------------------------------------------       ------------
          1999            Amoco Trinidad, Shell Offshore, Inc.                  20
          1998            Bouygues Offshore, Shell Offshore, Inc.               30
          1997            Bouygues Offshore, McDermott-ETPM West, Inc.          44


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

    The level of fabrication that the Company may provide, directly or indirectly, to any particular oil and gas company depends, among other things, on the size of that company's capital expenditure budget devoted to platform construction in a particular year and the Company's ability to meet the customer's delivery schedule. Similarly, the level of fabrication that the Company may provide as a subcontractor to an offshore construction company depends, among other things, on the ability of that company to successfully obtain prime contracts with oil and gas companies and the ability of the Company to meet the delivery schedule of the prime contractor. For these reasons, the oil and gas companies and the prime contractors who account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of any significant customer (whether an oil and gas company with which the Company directly contracts or a prime contractor for which the Company has provided services on a subcontract basis) for any reason, including a sustained decline in an oil and gas company's capital expenditure budget or the prime contractor's inability to successfully obtain contracts, or other competitive factors, could result in a substantial loss of revenue and have a material adverse effect on the Company's operating performance.

    Most of the Company's projects are awarded on a fixed-price basis, and while customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer's delivery schedule are the principal factors on which the Company is awarded contracts. The Company's contracts generally vary in length from one to 18 months depending on the size and complexity of the project.

    Most of the Company's fabrication work is performed pursuant to fixed-price contracts, although some projects are performed on a time and materials basis. Under fixed-price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, with respect to fixed-price contracts, the Company retains all cost savings but is also responsible for all cost overruns. Under time and materials arrangements, the Company receives a specified hourly rate for direct labor hours worked (which exceeds its direct labor costs) and a specified percentage mark-up over its cost for materials. As a result, under time and materials contracts, the Company is protected against cost overruns but does not benefit directly from cost savings. As the Company is typically able to obtain prices for materials in excess of its costs, the cost and productivity of the Company's labor force are the key factors affecting the Company's operating profits. Consequently, it is essential that the Company control its costs and maximize the productivity of its workforce. Each project is reviewed on at least a weekly basis by the Company's top management to assist in identifying and correcting difficulties and cost overruns early in the project. Although no assurance can be given that the Company will realize profits on its current or future contracts, the Company believes that the active involvement of its top management reduces the likelihood of significant cost overruns.

    The following table sets forth for the periods presented the percentage of the Company's revenue derived from each type of contract used by the Company:

                                        YEAR ENDED MARCH 31,
                                     ------------------------
      TYPE OF CONTRACT(1)            1999      1998      1997
------------------------------       ----      ----      ----
Fixed-Price ..................       69.6%     67.3%     81.8%
Time and Materials ...........       30.3%     32.6%     18.1%

----------
(1)      Remaining revenues were derived from storage fees.

SEASONALITY

    The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the U.S. Gulf Coast throughout the year. As a result, the Company's revenue, gross profit and net income during the third quarter of each fiscal year are subject to being disproportionately low as compared to the first and second quarters, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters. The table below indicates for each quarter of the Company's last three fiscal years the percentage of annual revenue and net income earned and the number of direct labor hours worked in each quarter.

                                                   1999                          1998                      1997
                                       --------------------------    -------------------------   -------------------------
                                       1ST.   2ND    3RD     4TH     1ST.   2ND   3RD     4TH    1ST.   2ND    3RD    4TH
                                       QTR.   QTR.   QTR.    QTR.    QTR.   QTR.  QTR.    QTR.   QTR.   QTR.   QTR.   QTR.
                                       ----   ----   ----    ----    ----   ----  ----    ----   ----   ----   ----   ----
Revenue ............................    30%    30%    23%    17%     20%    33%    20%    27%    26%    29%    21%    24%
Net income (loss) ..................    51%    34%    26%   (11%)    15%    35%    21%    29%    19%    28%    17%    36%
Direct labor hours worked
  (in thousands) ...................   413    344    299    268     322    323    295    469    286    303    288    300

Recent reductions in industry activity levels may tend to increase the affects of seasonality on the Company's operations.

COMPETITION

    The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Projects are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Since 1992, there has been a consolidation in the industry as several marine fabrication companies have combined with other companies or ceased operations altogether. As a result of this consolidation, there are approximately eight remaining domestic competitors for custom fabrication projects, several of which are substantially larger and have greater resources and capabilities than the Company. These companies compete intensely for available projects. For international projects, the Company competes with many of the same domestic fabricators, as well as with several foreign fabricators, some of which are substantially larger and have greater financial resources and capabilities than the Company.

    The Company's marketing staff contacts offshore construction contractors and oil and gas companies to obtain information as to upcoming projects so that the Company will be well positioned to bid for the projects. Price and the contractor's ability to meet a customer's delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project. Customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator's efficiency, condition of equipment, reputation, safety record and customer relations. The Company believes that the limited availability of experienced supervisory and management personnel, as well as skilled laborers, presents the greatest barrier to entry to new companies trying to enter the fabrication industry.

    The Company believes that its competitive pricing, expertise in fabrication of offshore marine structures and in design and manufacture of production process systems and its long-term relationships with international customers will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. The additional transportation costs that will be incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators and lower wage rates in foreign countries along with fluctuations in the value of the U.S. dollar and other factors, the Company may find it increasingly difficult to remain competitive with foreign contractors for projects designed for use in international waters.

BACKLOG

    As of March 31, 1999, the Company's backlog was approximately $27.1 million, all of which management expects to be performed by April 2000.

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

GOVERNMENT AND ENVIRONMENTAL REGULATION

    Many aspects of the Company's operations and properties are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Mineral Management Services ("MMS"). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore structures located on the outer continental shelf to meet stringent engineering and construction specifications. The Company is not directly affected by regulations applicable to offshore construction operations as are its customers which install and operate the structures fabricated by the Company, but the Company is required to construct these structures in accordance with customer design which must comply with applicable regulations; to the extent such regulations detrimentally affect customer activities, the operations of the Company may be adversely affected. Violations of the laws and related regulations directly affecting the Company's operations can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other laws and related regulations affecting the fabrication of structures for delivery to the outer continental shelf of the United States and the laws and related regulations governing other areas of the world. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. In addition, offshore construction and drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted or prohibited. To the extent laws or regulations are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected. Such restrictions in the areas where the Company's products are used have not been substantial to date. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing laws or regulations.

    The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, cease and desist orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability, without regard to fault or negligence, for remediation of spills and other releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury, property damage or natural resource damage as a result of the handling of hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

    The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations requires the acquisition of permits and other authorizations for certain activities and compliance with various standards and procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

    In addition to the Company's operations, in the past other industrial operations have been conducted by other entities on the properties now utilized by the Company. Although the Company does not believe that there is any material remediation requirements on its properties, it is possible that these past operations may have caused unknown environmental conditions that might require future remediation.

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

    The Company's compliance with the laws and regulations discussed in this section have entailed certain additional expenses and changes in operating procedures. These expenses have not been substantial over the past 10 years, and the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, stricter or different interpretations of existing laws and regulations or adoption of new laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

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

    In addition to government regulation, various private industry organizations, such as the International Standards Organization, the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to in the fabrication process.

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

EMPLOYEES

    The Company's workforce varies based on the level of ongoing operating activity at any particular time. As of March 31, l999, the Company employed 416 full-time production employees at its 3 operating facilities, 2 of which are located in New Iberia, Louisiana and one in Lake Charles, Louisiana. The Company also engages the services of subcontractors to perform specific tasks in connection with certain projects. Management estimates these subcontractors provide approximately 50 to 125 workers depending on the volume and nature of Company projects. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

    The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends primarily on its ability to increase its workforce. While the supply of production workers has been historically limited, the recent reduced demand for the Company's products and services has stabilized the demand for such services. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurs, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

    The Company has taken an active role in the movement to create a more business-oriented educational system in Louisiana. For example, Dailey J. Berard, the Company's President, Chief Executive Officer and Chairman of the Board, has been appointed by Louisiana Governor Mike Foster to the Louisiana Workforce Commission, a group consisting of 25 members, 11 of whom are representatives of business and industry. This Commission, which was established by recent Louisiana legislation, will oversee the spending of $400 million in job training funds appropriated by the legislature. The Commission will coordinate federal worker training programs, exercise authority over policy and funding decisions for worker training programs, oversee an occupational information system and create regional employer-oriented workforce boards. Although there can be no assurance that such initiatives will enable the Company to meet its hiring needs, management believes that, in the long-term, initiatives like these are the best methods for increasing the pool of skilled workers from which it can draw employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices of each of the executive officers of the Company as of June 1, 1999:

          NAME            AGE                 POSITION
----------------------    ---   ----------------------------------
Dailey J. Berard......     69   President, Chief Executive Officer
                                  and Chairman of the Board
David J. Berard.......     52   Vice President-- Operations
Peter J. Roman........     48   Vice President and Chief Financial
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

    David J. Berard has been employed by the Company since 1981. Prior to his appointment to Vice President Operations in May 1998, he served as the Company's Vice President -- Domestic Sales. Mr. Berard held various positions with the Company since he joined the Company in 1981, including Corporate Secretary from 1992 to 1995. From 1978 to 1981, he served as the district manager for the fabrication yard of Waukesha Pearce Industries, and from 1973 to 1978 served as the General Superintendent of Fabrication for Houston Systems Manufacturing Company. Mr. Berard and Dailey J. Berard are brothers.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "UFAB." At June 1, 1999, the Company had approximately 2,100 holders of record of its Common Stock
 .

    The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading in the Common Stock began on September 19, 1997.

                                                                HIGH         LOW
                                                                ------     ------
Fiscal Year l999
     First Quarter                                              $24.50     $14.50
     Second Quarter                                             $16.00      $7.00
     Third Quarter                                              $12.81      $7.00
     Fourth Quarter                                              $9.38      $6.25

Fiscal Year l998
     Second Quarter (commencing September 19, 1997)             $41.00     $28.88
     Third Quarter                                              $43.88     $15.88
     Fourth Quarter                                             $20.88     $13.38

The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business and, therefore, does not plan to pay any cash dividends to holders of its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                     YEAR ENDED MARCH 31, (1)
                                                    -------------------------------------------------------------------------------
                                                        1999             1998             1997             1996            1995
                                                    -----------      -----------      -----------      -----------      -----------
                                                                      (Dollars in thousands, except per share data)
Income Statement Data:
  Revenue ........................................  $   103,866      $   109,170      $    92,310      $    65,719      $    62,734
  Cost of revenue ................................       85,311           91,777           79,891           52,549           53,583
                                                    -----------      -----------      -----------      -----------      -----------
  Gross profit ...................................       18,555           17,393           12,419           13,170            9,150
  General and administrative expense .............        9,058            6,807            4,579            4,088            4,600
                                                    -----------      -----------      -----------      -----------      -----------
  Operating income ...............................        9,497           10,586            7,840            9,082            4,551
  Other income (expense), net ....................         (890)            (470)            (974)            (584)            (673)
                                                    -----------      -----------      -----------      -----------      -----------
  Income before income taxes .....................        8,607           10,116            6,866            8,498            3,878
  Income tax expense .............................        2,264            2,896            2,554            3,888            1,286
                                                    -----------      -----------      -----------      -----------      -----------
  Net income .....................................  $     6,343      $     7,220      $     4,312      $     4,610      $     2,592
                                                    ===========      ===========      ===========      ===========      ===========
  Net income earnings per share
   Basic .........................................  $      1.06      $      1.39      $      0.98      $      1.05      $      0.59
                                                    ===========      ===========      ===========      ===========      ===========
   Diluted .......................................  $      1.06      $      1.38      $      0.98      $      1.05      $      0.59
                                                    ===========      ===========      ===========      ===========      ===========
  Weighted average shares outstanding
   Basic .........................................        5,972            5,192            4,400            4,400            4,400
   Diluted .......................................        5,972            5,213            4,400            4,400            4,400
  Cash dividends declared per common share (2)....  $        NA      $      1.03      $      1.66      $      0.55      $      0.25


Pro forma data: (3)
  Income before income taxes .....................  $     8,607      $    10,116      $     6,866      $     8,498      $     3,878
  Pro forma provision for income taxes ...........        2,863            3,595            2,666            3,195            1,458
                                                    -----------      -----------      -----------      -----------      -----------
  Pro forma net income ...........................  $     5,744      $     6,521      $     4,200      $     5,303      $     2,420
                                                    ===========      ===========      ===========      ===========      ===========

  Pro forma basic earnings per share .............  $      0.96      $      1.26      $      0.95      $      1.21      $      0.55
                                                    ===========      ===========      ===========      ===========      ===========

  Pro forma diluted earnings per share ...........  $      0.96      $      1.25      $      0.95      $      1.21      $      0.55
                                                    ===========      ===========      ===========      ===========      ===========

Other Financial Data:
  Depreciation and amortization ..................  $     2,142      $     1,265      $       980      $       882      $       901
  Capital expenditures ...........................        9,640            5,472            1,291              749              533
  Net cash provided by (used in)
   operating .....................................        1,997            8,661              964             (538)           4,208
   activities
  Net cash provided by (used in)
   investing .....................................      (11,112)         (10,273)          (1,304)            (818)            (481)
   activities
  Net cash provided by (used in) financing
   activities ....................................  $     1,878      $     9,001      $    (3,607)     $     3,034      $    (1,689)

Operating Data:
  Direct labor hours worked ......................    1,324,000        1,409,000        1,177,000          877,000          688,000
  Number of employees (at end of period) .........          416              685              510              420              290
  Backlog (at end of period) .....................  $    27,088      $    50,340      $    44,903      $    51,111      $    36,251

                                                                            AS OF MARCH 31,
                                                       -------------------------------------------------------
                                                        1999        1998        1997        1996        1995
                                                       -------     -------     -------     -------     -------
                                                                           (In Thousands)
  Balance Sheet Data:
    Working capital ..............................     $11,009     $12,925     $ 2,795     $ 4,833     $ 3,119
    Property, plant and equipment, net............      23,259      13,333       7,947       7,646       7,783
    Total assets .................................      70,021      59,710      42,786      35,430      23,943
    Debt .........................................      17,579      12,177      14,500      12,300       7,200
    Shareholders' equity .........................      39,567      33,202      10,540      12,035       9,491


----------------
(1) All financial information has been restated for the pooling with Allen Tank. The effects of acquisitions accounted for as purchase transactions have been included from the effective date of the acquisition.

(2) Under the provisions of a shareholders' agreement, unless otherwise approved by the board of directors, Universal Fabricators was to distribute to its shareholders 90% of its net income for the prior fiscal year. This agreement was terminated upon completion of the Initial Public Offering. The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business, and therefore, does not plan to pay cash dividends to holders of its common stock in the foreseeable future.

(3) Includes pro forma effect for the application of federal and state income taxes on the earnings of Allen Tank, Inc. as if it had always been a C Corporation. Prior to the merger with the Company, Allen Tank, Inc. had operated as an S Corporation. Allen Tank, Inc. elected to terminate its S Corporation status on the date of the transaction and as a result became subject to corporate level income taxation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements.

    The Company's results of operations depend primarily on (i) the level of oil and gas exploration and development activity of oil and gas companies in the Gulf of Mexico, offshore West Africa, South and Central America and the Middle East; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements; and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices and changes in technology which reduce costs and improve expected returns on investment. In addition, improvements in three-dimensional seismic, directional drilling, production techniques and other advances in technology have increased drilling success rates and reduced costs. Prior to 1998, the average number of active offshore rigs worldwide and in the Gulf of Mexico had increased annually since December 31, 1992. However, declining commodity prices, reduced drilling budgets and a lack of confidence in the recovery of commodity prices in 1999 have caused a reduction in the level of drilling activity and a delay or suspension in projects being planned. These commodity prices have increased recently, which should increase drilling activity in the future.

    During the fiscal years ended March 31, 1999, 1998 and 1997, 51%, 40% and 59%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the Gulf of Mexico. The Company believes that its strong presence in both overseas markets and the Gulf of Mexico market has enabled it to remain competitive and obtain fabrication work worldwide. The Company expects that an increased activity level in the Gulf of Mexico will lead to an increasing percentage of the Company's revenue coming from projects intended for installation in the Gulf of Mexico, although no assurance can be given as to continued strong commodity price or any resulting increased drilling activity by the oil and gas companies.

    Most of the Company's revenue and expenses are recognized on a percentage-of-completion basis determined by the ratio that labor or labor and subcontracting costs incurred bear to the total estimated labor or total estimated labor and subcontracting costs required for completion. Accordingly, expected labor and subcontracting costs are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. To the extent that these adjustments result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Revenue from time and materials contracts is recognized on the basis of direct labor hours worked at fixed hourly rates and the cost of materials or subcontract costs incurred plus mark-up.

RESULTS OF OPERATIONS

Comparison of the Years Ended March 31, 1999 and 1998

    During the year ended March 31, 1999, the Company's revenue was $103.9 million, a 4.9% decrease from the $109.2 million generated in the year ended March 31, 1998. This decrease was primarily caused by the general reduction in demand for the Company's structural fabrication services brought on by continued low oil prices and a downturn in natural gas prices. Total direct labor hours worked decreased 6% from the levels experienced in the prior year. In particular, structural fabrication revenue decreased 15.2% to $53.1 million from $62.7 million. This decrease was offset in part by international project management revenue of $5.7 million, and an increase in rig refurbishment and plant maintenance revenue of $0.7 million over the prior year.

    Cost of revenue was $85.3 million in fiscal 1999 compared to $91.8 million in fiscal 1998. These costs decreased as a percentage of revenues to 82.1% in 1999 from 84.1% in fiscal 1998. This relative decrease is mainly due to higher margins on production process system design and fabrication work in fiscal 1999. This was offset in part by reduced margins on structural fabrication and rig refurbishment and plant maintenance in fiscal 1999 compared to 1998.

    Selling, general and administrative expense was $9.1 million in fiscal 1999 compared to $6.8 million in fiscal 1998. The Company's selling, general and administrative expense as a percentage of revenue increased to 8.7% in 1999 as compared to 6.2% in fiscal 1998. This increase is mainly due to regulatory, reporting and other costs associated with being a corporation with publicly traded securities for a full year, increased amortization of costs in excess of net assets acquired from the PIM and LATOKA acquisitions, and the additional selling, general and administrative costs associated with the Company's operations in Lake Charles, Louisiana and Wimbledon, England.

    Interest income decreased to $306,000 in fiscal 1999 from $589,000 in fiscal 1998, as the weighted average of invested funds was lower in fiscal 1999 as compared to fiscal 1998, mainly from the use of the net proceeds of the Company's initial public offering being invested in facilities and equipment in fiscal 1999. These funds were available for investment for the last six months of fiscal 1998.

    Interest expense decreased to $0.9 million in 1999 from $1.1 million in 1998. This decrease is the result of capitalized interest of approximately $0.4 million, offset in part by increased borrowings under the Company's line of credit and debt acquired in the acquisition of Allen Tank and Latoka.

    Other expense in fiscal 1999 includes costs of $303,000 associated with the pooling of Allen Tank. This business combination was accounted for as a pooling of interests, and accordingly, the costs associated with the pooling were expensed as incurred.

Comparison of the Years Ended March 31, 1998 and 1997

    During the year ended March 31, 1998, the Company's revenue was $109.2 million, a 18.3% increase from the $92.3 million generated in the year ended March 31, 1997. This increase was primarily caused by prices realized under fixed-price contracts, an increase in direct labor hours worked, an increase in production process equipment design and fabrication revenue, and revenue in the fourth quarter generated from the Company's operations in Lake Charles, Louisiana. These increases were offset in part by a reduction in procurement revenue in fiscal 1998 compared to procurement revenue in fiscal 1997.

    Cost of revenue was $91.8 million in fiscal 1998 compared to $79.9 million in fiscal 1997. These costs decreased as a percentage of revenues to 84.1% in 1998 from 86.5% in fiscal 1997. This relative decrease is mainly due to the reduced procurement revenue in 1998 compared to 1997, as described above, which carries lower margin and increased production process system design and fabrication activity, which carries higher margin.

    Selling, general and administrative expense was $6.8 million in fiscal 1998 compared to $4.6 million in fiscal 1997. The Company's selling, general and administrative expense as a percentage of revenue increased to 6.2% in 1998 as compared to 5.0% in fiscal 1997. This increase is mainly due to regulatory, reporting and other costs associated with being publicly held, beginning in September 1997 and the additional selling, general and administrative costs in the fourth quarter of fiscal 1998 associated with the Company's operations in Lake Charles, Louisiana.

    Interest income increased to $589,000 in fiscal 1998 from $194,000 in fiscal 1997, as the weighted average of invested funds was higher in fiscal 1998 as compared to fiscal 1997, mainly from investment of the net proceeds of the Company's initial public offering.

    Interest expense decreased to $1.1 million in fiscal 1998 from $1.2 million in fiscal 1997. Interest expense did not fluctuate over the periods as the Company's use of funds remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. The Company's available funds and $3.9 million generated from operations and financing activities together funded investing activities of $11.0 million during the fiscal year ended March 31, 1999. Investing activities consisted mainly of capital expenditures of $9.6 million and $2.0 million for working capital needs advanced to OBI under the terms of a secured credit agreement between the Company and OBI. The ratio of current assets to current liabilities remained 1.5 at March 31, 1999 and March 31, 1998.

    Capital expenditures included costs of expansion and improvements to the Company's fabrication facility in New Iberia, construction of a pipe shop and related administrative facilities at the Company's Lake Charles development, purchases of modern, labor-saving equipment and heavy machinery, and funds expended in the acquisition of LATOKA. The Company's growth has also required capital expenditures for equipment to update telecommunication and data processing capabilities.

    The Company is developing a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana. Estimated completion of the facility is the third quarter of the March 31, 2000 fiscal year. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through March 31, 1999 the Company has funded $1.1 million toward this development. The Company expects to fund these capital expenditures through the issuance of debt.

    On July 27, 1998, the Company amended and restated its unsecured credit facility with a commercial lender (the Credit Facility), which provides for up to $10.0 million in borrowings for general corporate purposes and for up to $10.0 million in letters of credit under a revolving credit facility. At March 31, 1999, the Company had $8.3 million in borrowings and $6.3 million in letters of credit outstanding under the revolving credit facility. The credit facility also provides for a $7.0 million term loan facility. The term loan facility calls for principal payments of $350,000 per quarter, beginning September, 1998. At March 31, 1999, the Company had $5.95 million outstanding under the term loan facility. Borrowings under the Credit Facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. (7.75% at March 31, 1999) or LIBOR plus 2% (6.94%-7.03% at March 31, 1999) at the Company's option. The fee for issued letters of credit is 7/8% per annum on the principal amount of letters of credit issued for performance or payment, or 1.75% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 3/8 of 1% per annum. The Credit Facility matures August 31, 2000.

    On April 29, 1999, the Company completed its acquisition of OBI and substantially all the assets of Southern Rentals, LLC, an affiliate of OBI. The purchase price was approximately $7.2 million paid through the issuance of approximately 700,000 shares of UNIFAB International, Inc. common stock. OBI recognized revenue and pretax income of $28.0 million and $1.2 million, respectively, for the year ended December 31, 1998. OBI will operate as a wholly owned subsidiary of UNIFAB International, Inc. The business combination will be accounted for under the purchase method of accounting.

   Management believes that its available funds, cash generated by operating activities, and funds available under the Credit Facility and contemplated debt issuance discussed above will be sufficient to fund the OBI acquisition, planned capital expenditures, scheduled payments under the term credit facility and its working capital needs for the next 12 months. In the normal course of business, the Company is evaluating its debt structure and is considering alternatives to refinance a portion of its credit facility to extend the payment terms beyond the current expiration. Additionally, any expansion of the Company's operations through future acquisitions may require additional equity or debt financing.

YEAR 2000 ISSUES

    Year 2000 issues result from the past practice in the computer industry of using two digits rather than four when coding the year portion of a date. This practice can create breakdowns or erroneous results when computers and processors embedded in other equipment perform operations involving dates later than December 31, l999. The Company makes use of computers in its gathering, manipulating, calculating and reporting of accounting, financial, administrative, and management information. Computers are also utilized in communication within the organization and with customers and vendors as an efficient method of transferring documents and information. Year 2000 issues could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    Readiness: The Company has assessed and continues to assess the year 2000 compliance of its information technology systems and has purchased and installed software and hardware that it believes will be adequate to upgrade all of these systems to Year 2000 compliance. The Company has also surveyed its significant non-information technology equipment for Year 2000 issues. While several of these items of equipment are significant to the Company's operations (such as automated welding and cutting equipment), none of the automated functions of this equipment are date sensitive. The Company believes the equipment will not require replacement or modification for Year 2000 compliance.

    The Company does not have any significant customers, suppliers or vendors whose information technology systems directly interface with the Company's information technology systems. However, it is possible the noncompliance of significant customers or suppliers could adversely affect, to a material extent, the operations of the Company.

    Costs: Because the Company's information technology systems have been regularly upgraded and replaced as part of the Company's ongoing efforts to maintain high-grade technology and because the Company is not heavily dependent on non-information technology equipment that is date sensitive, the Company's Year 2000 compliance costs are expected to be relatively low. To date, the Company has spent $100,000 for software and hardware, which it considers to be related to the Year 2000 issue. Additional costs are not expected to be material to the Company's financial condition. However, there can be no guarantee that actual costs incurred will not exceed that anticipated by management.

    Worst Case Scenario: The Securities and Exchange Commission requires that public companies forecast the most likely worst case Year 2000 scenario. In doing so, management is assuming that the procedures and assessment described above will not be effective. Analysis of the most likely worst case Year 2000 scenario the Company may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas and similar supplies by utilities supplying the Company; widespread disruption of communications services of common carriers domestically and internationally; similar disruption to means and modes of transportation of the Company and its employees, contractors, suppliers and customers; significant disruption of the Company's ability to gain access to, and remain working in, office buildings and fabrication facilities; the failure of a substantial number of the Company's critical information

(computer) hardware and software systems; and the failure, domestically and internationally, of systems of outside entities, the cumulative effect of which could have a material adverse impact on the Company's critical systems. Among other things, the Company could face substantial claims by customers or loss of revenues due to the inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical failures, and the development and execution of any contingency plans. The Company could also experience an inability by customers to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company and the diminution of the Company's revenues, would be material, although not quantifiable at this time.

    Summary: The Company believes it has taken appropriate measures to assess its internal systems and prepare them for Year 2000 issues. However, if those measures prove inadequate, the Company's ability to estimate and bid on new jobs and its financial and other daily business procedures may be interrupted or delayed, any of which could have a materially adverse effect on the Company's operations. There is no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company.

    While the Company intends to continue to monitor Year 2000 issues, it does not currently have a contingency plan for dealing with the possibility that its current systems may prove inadequate, nor does the Company currently intend to develop such a plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $14.3 million, or 81% of the Company's notes payable was variable, based on short-term market rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $143,000 per year if the Company were to maintain the same debt level and structure.

    The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in fiscal 2000.

    While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Company's directors and executive officers called for by Item 10 will be filed by amendment to this report to be filed not later than 120 days after the end of the Company's fiscal year. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning the compensation of the Company's executives called for by Item 11 will be filed by amendment to this report to be filed not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management called for by Item 12 will be filed by amendment to this report to be filed not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning the certain relationships and related transactions called for by Item 13 will be filed by amendment to this report to be filed not later than 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

         (i) Financial Statements

                                                                      PAGE
                                                                      ----
Reports of Independent Auditors                                       F-1
Consolidated Balance Sheets                                           F-2
Consolidated Statements of Income for the Years Ended March 31,
  1999, 1998 and 1997                                                 F-3
Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 1999, 1998 and 1997                                 F-4
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1999, 1998 and 1997                                       F-5
Notes to Consolidated Financial Statements                            F-6


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


      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

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

FLOATING PRODUCTION         Floating structure (e.g., ship or semi-submersible
FACILITY:                   vessel) upon which drilling and production equipment
                            is mounted.

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

TENSION-LEG PLATFORM        A platform consisting of a deck situated atop four
(TLP):                      or more separate column-shaped semi-submersible
                            hulls, which are positioned on-site by vertical tendons (pipes) that run from the columns to the sea floor.

                         Reports of Independent Auditors


The Board of Directors and Shareholders
UNIFAB International, Inc.

We have audited the accompanying consolidated balance sheets of UNIFAB International, Inc. as of March 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Allen Process Systems, LLC (formerly Allen Tank, Inc.), a wholly owned subsidiary, which statements reflect total assets of $15,300,000 as of December 27, 1997 and total revenues of $40,606,000 and $25,585,000 for the years ended December 27, 1997 and December 28, 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Allen Process Systems, LLC (formerly Allen Tank, Inc.), is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNIFAB International, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.


                                               ERNST & YOUNG LLP

New Orleans, Louisiana
May 28, 1999

                                    * * * * *

The Board of Directors
Allen Tank, Inc.


We have audited the balance sheets of Allen Tank, Inc. as of December 27, 1997 and December 28, 1996, and the related statements of income, retained earnings (operating deficit), and cash flows for the fifty-two week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allen Tank, Inc. as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


                                                    LaPorte, Sehrt, Romig & Hand
                                           A Professional Accounting Corporation

March 4, 1998

                           UNIFAB International, Inc.

                           Consolidated Balance Sheets


                                                                                                 MARCH 31
                                                                                              1999        1998
                                                                                            -------     -------
                                                                                              (In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                                $ 1,125     $ 8,482
   Accounts receivable                                                                       22,997      25,498
   Costs and estimated earnings in excess of billings on uncompleted contracts                4,388       2,064
   Prepaid expenses and other assets                                                          4,060       1,674
                                                                                            -------     -------
Total current assets                                                                         32,570      37,718

Property, plant and equipment, net                                                           23,259      13,333
Cost in excess of net assets acquired, net                                                   10,234       6,774
Other assets                                                                                  3,958       1,885
                                                                                            -------     -------
Total assets                                                                                $70,021     $59,710
                                                                                            =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $ 4,075     $ 6,375
   Billings in excess of costs and estimated earnings on uncompleted contracts                4,853       2,951
   Accrued liabilities                                                                        1,661       4,013
   Notes payable                                                                             10,972      11,454
                                                                                            -------     -------
Total current liabilities                                                                    21,561      24,793

Deferred income taxes                                                                         2,286         992
Noncurrent notes payable                                                                      6,607         723

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized, 6,020,736 and
     5,948,655 shares outstanding                                                                60          59
   Additional paid-in capital                                                                28,542      25,525
   Retained earnings                                                                         10,923       7,618
   Currency translation adjustment                                                               42          --
                                                                                            -------     -------
Total shareholders' equity                                                                   39,567      33,202
                                                                                            -------     -------
Total liabilities and shareholders' equity                                                  $70,021     $59,710
                                                                                            =======     =======


See accompanying notes.

                           UNIFAB International, Inc.

                        Consolidated Statements of Income




                                                                                      YEARS ENDED MARCH 31
                                                                                1999           1998           1997
                                                                             ---------      ---------      ---------
                                                                                          (In Thousands,
                                                                                     Except Per-Share Amounts)

Revenue                                                                      $ 103,866      $ 109,170      $  92,310
Cost of revenue                                                                 85,311         91,777         79,891
                                                                             ---------      ---------      ---------
Gross profit                                                                    18,555         17,393         12,419
Selling, general and administrative expense                                      9,058          6,807          4,579
                                                                             ---------      ---------      ---------
Income from operations                                                           9,497         10,586          7,840

Other income (expense):
   Other expense                                                                  (303)            --             --
   Interest expense                                                               (893)        (1,059)        (1,168)
   Interest income                                                                 306            589            194
                                                                             ---------      ---------      ---------
Income before income taxes                                                       8,607         10,116          6,866

Income tax provision                                                             2,264          2,896          2,554
                                                                             ---------      ---------      ---------
Net income                                                                   $   6,343      $   7,220      $   4,312
                                                                             =========      =========      =========


Basic earnings per share                                                     $    1.06      $    1.39      $    0.98
                                                                             =========      =========      =========
Basic earnings per share weighted average shares                                 5,972          5,192          4,400
                                                                             =========      =========      =========

Diluted earnings per share                                                   $    1.06      $    1.38      $    0.98
                                                                             =========      =========      =========
Diluted earnings per share weighted average shares                               5,972          5,213          4,400
                                                                             =========      =========      =========

Pro forma data:
   Income before income taxes, as reported above                             $   8,607      $  10,116      $   6,866
   Pro forma provision for income taxes                                          2,863          3,595          2,666
                                                                             ---------      ---------      ---------
   Pro forma net income                                                      $   5,744      $   6,521      $   4,200
                                                                             =========      =========      =========

   Pro forma basic earnings per share                                        $    0.96      $    1.26      $    0.95
                                                                             =========      =========      =========

   Pro forma diluted earnings per share                                      $    0.96      $    1.25      $    0.95
                                                                             =========      =========      =========

See accompanying notes.

                           UNIFAB International, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                                                                ACCUMULATED
                                             COMMON STOCK           ADDITIONAL     RETAINED       OTHER
                                         ----------------------      PAID-IN       EARNINGS   COMPREHENSIVE
                                          SHARES        AMOUNT       CAPITAL      (DEFICIT)       INCOME       TOTAL
                                         --------      --------     ----------     --------   -------------   --------
                                                                        (In Thousands)
Balance at March 31, 19996, as
   previously reported                      3,500      $     35      $  6,484      $  7,465      $     --     $ 13,984
Pooling of interests with Allen
   Tank, Inc.                                 900             9            (8)       (1,950)           --       (1,949)
                                         --------      --------      --------      --------      --------     --------
Balance at March 31, 1996, as
   restated                                 4,400            44         6,476         5,515            --       12,035
Net income                                     --            --            --         4,312            --        4,312
Cash dividends ($1.66 per common
   share)                                      --            --            --        (5,807)           --       (5,807)
                                         --------      --------      --------      --------      --------     --------
Balance at March 31, 1997                   4,400            44         6,476         4,020            --       10,540
Net income                                     --            --            --         7,220            --        7,220
Cash dividends ($1.03 per common
   share)                                      --            --            --        (3,622)           --       (3,622)
Stock issued:
   Initial public offering                  1,522            15        24,849            --            --       24,864
   Acquisition of PIM                          27            --           500            --            --          500
Payment for shareholder rights                 --            --        (6,300)           --            --       (6,300)
                                         --------      --------      --------      --------      --------     --------
Balance at March 31, 1998                   5,949            59        25,525         7,618            --       33,202
Adjustment to conform fiscal year of
   Allen Tank, Inc.                            --            --            --         1,027            --        1,027
Distributions:
   Undistributed Sub S earnings                --            --            --        (1,500)           --       (1,500)
   Dissenting shareholder                     (81)           (1)       (1,199)           --            --       (1,200)
 Capitalization of undistributed Sub
   S earnings                                  --            --         2,565        (2,565)           --           --
Stock issued:
   PIM acquisition                             43             1           337            --            --          338
   LATOKA, USA acquisition                     79             1           996            --            --          997
   Stock awards and stock options
     exercised                                 31            --           318            --            --          318
Net income                                     --            --            --         6,343            --        6,343
Currency translation adjustment                --            --            --            --            42           42
                                                                                                              --------
Comprehensive income                           --            --            --            --            --        6,385
                                         --------      --------      --------      --------      --------     --------
Balance at March 31, 1999                   6,021      $     60      $ 28,542      $ 10,923      $     42     $ 39,567
                                         ========      ========      ========      ========      ========     ========


See accompanying notes.

                            UNIFAB International Inc.

                      Consolidated Statements of Cash Flows

                                                                      YEAR ENDED MARCH 31
                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  6,343    $  7,220    $  4,312
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,571       1,121         980
     Amortization                                                   571         144        --
     Gain from sale of equipment                                   --          --           (11)
     Deferred income taxes                                        1,568        (368)        (20)
     Changes in operating assets and liabilities,
       net of effects from acquisition of business:
         Accounts receivable                                     (2,199)      3,535     (12,264)
         Net costs and estimated earnings in excess
            of billings and billings in excess of costs
            and estimated earnings on uncompleted contracts       4,910       1,254       2,440
         Prepaid expenses and other assets                       (1,153)       (579)        311
         Bank overdraft                                            --          (763)         47
         Accounts payable and accrued liabilities                (9,614)     (2,903)      5,169
                                                               --------    --------    --------
Net cash provided by operating activities                         1,997       8,661         964

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                       528      (4,784)       --
Purchases of equipment                                           (9,640)     (5,472)     (1,291)
Advance under secured note receivable                            (2,000)       --          --
Other investing activities                                         --           (17)        (13)
                                                               --------    --------    --------
Net cash used in investing activities                           (11,112)    (10,273)     (1,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                              (1,708)     (5,942)      2,200
Proceeds from non current note payable                            7,000        --          --
Payments on non current notes payable                            (1,677)       --          --
Distribution of Sub S earnings                                   (1,500)       --          --
Distribution to dissenting shareholder                             (360)       --          --
Exercise of stock options                                           123        --          --
Proceeds from initial public offering of stock                     --        24,865        --
Payment for surrender of shareholder rights                        --        (6,300)       --
Dividends paid                                                     --        (3,622)     (5,807)
                                                               --------    --------    --------
Net cash provided by (used in) financing activities               1,878       9,001      (3,607)
Net decrease in cash and cash equivalents for
   Allen Tank for the 12-week period ended
   March 31, 1998                                                  (120)       --          --

Net change in cash and cash equivalents                          (7,357)      7,389      (3,947)
Cash and cash equivalents at beginning of year                    8,482       1,093       5,040
                                                               --------    --------    --------
Cash and cash equivalents at end of year                       $  1,125    $  8,482    $  1,093
                                                               ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes                                                $  2,898    $  2,918    $  2,817
                                                               ========    ========    ========
   Interest                                                    $    878    $  1,006    $  1,102
                                                               ========    ========    ========

See accompanying notes.

                            UNIFAB International Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1999



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. The Company's main fabrication facilities are located in the Port of Iberia at New Iberia, Louisiana. Through a wholly owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services. Through a wholly owned subsidiary, Allen Process Systems, Ltd., headquartered in Wimbledon, England, the Company provides engineering and project management services primarily in Europe and the Middle East.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 1999, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

ORGANIZATION AND INITIAL PUBLIC OFFERING

    UNIFAB International, Inc. was formed on July 16, 1997 to serve as the parent corporation of Universal Fabricators Incorporated, 51% of the outstanding common stock of which was owned by Universal Partners, Inc. (Universal Partners) and 49% of which was owned by McDermott Incorporated (McDermott). On September 24, 1997, immediately prior to the completion of an initial public offering of 3,237,250 shares of the Company's $.01 par value common stock (the Offering), Universal Partners and McDermott exchanged their respective shares of common stock of Universal Fabricators Incorporated for shares of the Company's common stock. The shareholders of Universal Partners received 1,785,000 shares of common stock of the Company and McDermott received 1,715,000 shares of common stock of International in this share exchange. All share-related amounts have been adjusted to reflect the effect of this exchange. In the Offering, 1,522,250 shares were sold by the Company and the balance of the shares were sold by McDermott.

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

REVENUE AND COST RECOGNITION

    Revenue from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the ratio which labor or labor and subcontract costs incurred to date bear to total estimated labor or total estimated labor and subcontract costs. In the case of long-term contracts extending over one or more fiscal years, revisions of the cost and profit estimated during the course of the work are reflected in the accounting period in which the facts that require revision become known. At the time a loss on a contract becomes known, the entire amount of the ultimate loss is accrued. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal year. Contract bonus payments under fixed price contracts are included in revenue when their realization is reasonably assured. Revenue from time and material contracts and cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus mark up or fees earned.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated lives of the assets, which range from 19 to 31 years for building and bulkhead and 3 to 12 years for yard and other equipment, for financial statement purposes and by accelerated methods for income tax purposes.

    Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or over the terms of the lease, whichever is shorter.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

COST IN EXCESS OF NET ASSETS ACQUIRED

    Cost in excess of net assets acquired is amortized on a straight-line basis over 15-17 years for financial statement purposes and over 15 years for income tax purposes. Management periodically reviews cost in excess of net assets acquired to assess recoverability and impairment would be recognized in operating results if a permanent diminution in value were to occur. Accumulated amortization at March 31, 1999 and 1998 was $571,000 and $144,000, respectively.

INTEREST CAPITALIZATION

    Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the year ended March 31, l999, interest costs of $373,000 were capitalized. No interest costs were capitalized during the years ended March 31, l998 and March 31, l997.

INCOME TAXES

    Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments at March 31, 1999, including cash and cash equivalents and accounts receivable, closely approximates fair value.

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

LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including costs in excess of net assets acquired in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including costs in excess of net assets acquired, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived asset. Loss on long-lived assets to be disposed of is determined in a similar way, except that the fair values are reduced for the cost of disposal.

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

    Supplemental net income and earnings per share are presented in the statements of income to reflect the pro forma effect for the application of federal and state income taxes on the earnings of Allen Tank, Inc. as if it had always been a C Corporation. Prior to the merger with the Company, Allen Tank, Inc. had operated as an S Corporation. Allen Tank, Inc. elected to terminate its S Corporation status on the date of the transaction and as a result became subject to corporate level income taxation.

2. MERGERS AND ACQUISITIONS

    Effective January 1, 1998, the Company acquired the assets and business of Professional Industrial Maintenance, LLC ("PIM") for $6.0 million ($4.8 million in cash and $500,000 in shares of the Company's common stock at closing (26,405 shares) and $337,500 per year for two years payable in shares of the Company's common stock). On February 5, 1999, the Company issued 43,273 shares of common stock in conjunction with the first of these two payments. In addition, $1.0 million was payable contingent upon certain conditions being met which, subsequently were not met and the time period has expired. As a result, this contingent amount was not recognized. The Company acquired assets with a fair value of $4.5 million and assumed liabilities of $5.4 million. The transaction was accounted for as a purchase and the excess cost over estimated fair value of the net assets acquired is being amortized over 17 years on a straight-line basis.

   In fiscal 1999, the Company completed certain asset and liability valuations which resulted in an increase of $126,000 in cost in excess of net assets acquired. The operating results of the acquired assets and business are included in the consolidated statement of income from the effective date of the acquisition.

    The pro forma unaudited results of operations for the years ended March 31, 1998, assuming the purchase of the assets and business of PIM had been consummated April 1, 1997, are as follows (in thousands, except per share data):

                                                                 1998
                                                              ----------
Revenue                                                       $  121,032
Net income                                                         6,731
Basic earnings per share                                            1.29
Diluted earnings per share                                          1.29

    On July 24, 1998, the Company acquired all of the outstanding common stock of Allen Tank, Inc. (Allen Tank) for 819,000 shares of UNIFAB International, Inc. common stock plus $1.2 million in cash and notes paid to a dissenting shareholder. The business combination was accounted for as pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Allen Tank. Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:

                               THREE MONTHS
                                   ENDED            YEAR ENDED MARCH 31
                               -------------     --------------------------
                               JUNE 30, 1998        1998            1997
                               -------------     ----------      ----------
Revenues:
   UNIFAB                        $   19,662      $   68,564      $   66,725
   Allen Tank                        11,757          40,606          25,585
                                 ----------      ----------      ----------
     Combined                    $   31,419      $  109,170      $   92,310
                                 ==========      ==========      ==========

Net Income:
   UNIFAB                        $    1,657      $    5,379      $    4,025
   Allen Tank                         1,555           1,841             287
                                 ----------      ----------      ----------
     Combined                    $    3,212      $    7,220      $    4,312
                                 ==========      ==========      ==========

   Adjustments to conform Allen Tank's accounting policies to those of UNIFAB, which relate to the accrual of performance incentives for interim reporting periods and to apply pooling-of-interests accounting, reduced net income of the combined entity for the three-month period ended June 30, 1998 by $50,000.

   UNIFAB's fiscal year end is March 31. Prior to the combination, Allen Tank reported operations based on a 52-week fiscal reporting period. In applying pooling-of-interests accounting, the March 31, 1998 UNIFAB statement of income was combined with the Allen Tank statement of income for the 52-week period ended December 27, 1997. The March 31, 1997 UNIFAB statement of income was combined with the Allen Tank statement of income for the 52-week period ended December 28, 1996. Revenue and net income for the periods from Allen Tank's fiscal period ends and December 31 are not material. Retained earnings of the combined entities were adjusted by approximately $1,027,000 as of the beginning of UNIFAB's fiscal 1999 year to include the unaudited net earnings of Allen Tank, including adjustments to conform accounting policies to those of UNIFAB, for the period December 28, 1997 to March 21, 1998. During this period, Allen Tank's revenue was $8,987,000.

   Merger expenses of approximately $303,000 include legal, investment banking and accounting fees related to the business combination and are classified as "other expense" in the consolidated statements of income.

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

    On July 24, 1998, the Company completed its acquisition of Latoka Engineering, Ltd. ("LATOKA"). The purchase price was approximately $997,000, paid through the issuance of 79,000 shares of the Company's common stock. The Company acquired assets with a fair value of $4.0 million and assumed liabilities of $7.0 million. The transaction was accounted for as a purchase and the excess cost over estimated fair value of the net assets acquired is being amortized over 15 years on a straight-line basis. Operating results of the acquired company are included in the consolidated statement of income from that date. The operating results of this acquisition would not have materially affected the Company's consolidated revenue, net income, or net income per share for fiscal 1999 or 1998.

      On April 29, 1999, the Company completed its acquisition of Oil Barges, Inc. ("OBI") and substantially all the assets of Southern Rentals, LLC, an affiliate of OBI. The Company also acquired equipment and machinery from an affiliate of OBI. The purchase price was approximately $7.2 million paid through the issuance of approximately 700,000 shares of UNIFAB International, Inc. common stock. OBI recognized revenue and pretax income of $28.0 million and $1.2 million, respectively, for the year ended December 31, 1998. Prior to the acquisition, the Company advanced $2.0 million to OBI for working capital needs under the terms of a secured credit agreement, secured by substantially all assets of OBI. As of March 31, 1999, the outstanding balance was $2.0 million and was included in noncurrent assets. OBI will operate as a wholly owned subsidiary of UNIFAB International, Inc. The business combination will be accounted for under the purchase method of accounting.

3. CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at March 31 follows:

                                                         1999          1998
                                                       --------      --------
                                                           (In Thousands)
Costs incurred on uncompleted contracts                $ 13,789      $ 14,051
Estimated earnings                                        3,125         3,936
                                                       --------      --------
                                                         16,914        17,987
Less billings to date                                   (17,379)      (18,874)
                                                       --------      --------
                                                       $   (465)     $   (887)
                                                       ========      ========

Included in the accompanying balance
  sheets under the following captions:
     Costs and estimated earnings in excess of
       billings on uncompleted contracts               $  4,388      $  2,064
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                 (4,853)       (2,951)
                                                       --------      --------
                                                       $   (465)     $   (887)
                                                       ========      ========


    Accounts receivable includes retainages and unbilled receivables, respectively, of $123,000 and $629,000 at March 31, 1999 and $598,000 and
$2,325,000 at March 31, 1998.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at March 31, 1999 and 1998:

                                                         1999          1998
                                                       --------      --------
                                                            (In Thousands)

Land                                                   $  2,557      $  1,049
Building and bulkhead, including leasehold
   improvements                                           8,292         6,383
Yard equipment                                           19,186         9,115
Vehicles and other equipment                              2,596         4,420
                                                       --------      --------
                                                         32,631        20,967

Less accumulated depreciation                             9,372         7,634
                                                       --------      --------
                                                       $ 23,259      $ 13,333
                                                       ========      ========

    During fiscal year 1999, the Company incurred a capital lease obligation of $1,819,000 in connection with the acquisition of a crawler crane.

    The Company leases land, upon which portions of its facilities in New Iberia are located, under noncancelable operating leases. The leases expire in fiscal year 2006 and have two 10-year renewal options. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in fiscal year 2005 and has two five-year renewal options. Future minimum payments under these leases are as follows (in thousands):


                    2000                      $    533
                    2001                           512
                    2002                           478
                    2003                           442
                    2004                           385
                    2005 and after                 446
                                              --------
                                              $  2,796
                                              ========

    Rent expense during the years ended March 31, 1999, 1998 and 1997 was $2,395,000, $2,298,000 and $1,517,000, respectively, which includes rent on cancelable equipment leases.

5. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31 were as follows:

                                                                   1999         1998
                                                                 --------     --------
                                                                     (In Thousands)
Deferred tax liabilities:
   Excess of financial statement basis over income tax
     basis of property, plant and equipment                      $  2,286     $    992
   Excess of financial statement basis over income tax
     basis of revenue recognized on contracts in
     progress                                                         258         --
                                                                 --------     --------
   Total deferred tax liabilities                                   2,544          992
Deferred tax assets - primarily excess of income tax
   basis over financial statement basis of goodwill
   amortization                                                        46           62
                                                                 --------     --------
   Total deferred tax assets                                           46           62
                                                                 --------     --------
   Net deferred tax liabilities                                  $  2,498     $    930
                                                                 ========     ========

    The income tax provision is comprised of the following:

                                              1999        1998        1997
                                           ---------   ---------   ---------
                                                      (In Thousands)
Current                                    $     696   $   3,261   $   2,574
Deferred                                       1,043        (365)        (20)
Cumulative deferred provision due to
   change in tax status of Allen Tank            525           -           -
                                           ---------   ---------   ---------
                                           $   2,264   $   2,896   $   2,554
                                           =========   =========   =========

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is:

                                             1999        1998        1997
                                           ---------   ---------   ---------
                                                    (In Thousands)

Tax at federal statutory rates             $   2,926   $   3,440   $   2,335
Allen Tank income prior to change in
   tax status, not subject to tax             (1,450)       (626)        (98)
Provision for cumulative deferred
   income taxes due to change in tax
   status of Allen Tank                          525         --          --
Other, primarily state income taxes              263          82         317
                                           ---------   ---------   ---------
                                           $   2,264   $   2,896   $   2,554
                                           =========   =========   =========

6. CREDIT ARRANGEMENT

    On July 27, 1998, the Company amended and restated its unsecured credit facility with a commercial lender (the "Credit Facility"), which provides for up to $10.0 million in borrowings for general corporate purposes and for up to $10.0 million in letters of credit under a revolving credit facility. At March 31, 1999, the Company had $6.8 million in letters of credit and $8.3 million in borrowings outstanding under the revolving credit facility. The Credit Facility also provides for a $7.0 million term loan facility. The term loan facility calls for principle payments of $350,000 per quarter, beginning September 1998. At March 31, 1999, the Company had $5.95 million outstanding under the term loan facility. Borrowings under the Credit Facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. (7.75% at March 31, 1999) or LIBOR plus 2.0% (6.94% - 7.03% at March 31, 1999) at the Company's option. The fee for issued letters of credit is 7/8 of 1% per annum on the principal amount if the letter of credit is a performance or payment letter of credit, or 1.75% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 3/8 of 1% per annum. The Credit Facility matures August 31, 2000.

7. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            1999         1998         1997
                                                         ----------   ----------   ----------
Numerator for basic and diluted earnings per share       $    6,343   $    7,220   $    4,312
                                                         ==========   ==========   ==========

    Denominator:
       Denominator for basic earnings per share -
         weighted average shares                              5,972        5,192        4,400
       Effect of dilutive employee stock options                  -           21            -
                                                          ----------   ----------   ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares                     5,972        5,213        4,400
                                                         ==========   ==========   ==========

    Basic earnings per share                             $     1.06   $     1.39   $     0.98
                                                         ==========   ==========   ==========
    Diluted earnings per share                           $     1.06   $     1.38   $     0.98
                                                         ==========   ==========   ==========

8. DIVIDENDS

    Under the provisions of a shareholders' agreement, unless otherwise approved by the board of directors, Universal Fabricators distributed 90% of its net income for the prior fiscal year. The shareholders' agreement was terminated upon completion of the Offering.

9. RELATED PARTY TRANSACTIONS

    In September 1997, the Company acquired approximately 18 acres of land and an administrative office building formerly leased by the Company from McDermott for $700,000 and paid $6,300,000 to McDermott for the surrender of certain contractual rights, including the cancellation of an option held by McDermott that allowed McDermott to acquire the other 51% of outstanding common stock of Universal Fabricators Incorporated. The Company also acquired 10 acres of land adjacent to its facilities from Universal Partners for $100,500. Additionally, the Company performed subcontract work for McDermott or companies affiliated with McDermott in the amount of $0, $4,000, and $16,810,000 in fiscal years 1999, 1998 and 1997, respectively.

10. LONG-TERM INCENTIVE PLAN

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

    In July 1997, the Company adopted and its shareholder approved the Long-Term Incentive Plan (the "1997 Plan") to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (the "Eligible Employees"). Under the 1997 Plan, which is administered by the Compensation Committee of the Board of Directors, the Company may grant incentive stock options, nonqualified stock options, restricted stock, other stock-based awards or any combination thereof (the "Incentives") to Eligible Employees. The Compensation Committee will determine who will receive Incentives and will establish the exercise price of any stock options granted under the Incentive Plan, provided that the exercise price may not be less than the fair market value of the Common Stock on the date of grant. A maximum total of 460,000 shares of Common Stock are available for issuance under the 1997 Plan.

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

    Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999: a risk-free interest rate of 4.69% to 5.125%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .797; and a weighted average expected life of the options of 2 years. Assumptions used for fiscal 1998 were: a risk-free interest rate of 5.75%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .737; and a weighted average expected life of the options of 2 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Since the options vest over a two-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding nonvested options. The Company's pro forma information for fiscal year 1999 and 1998 is as follows (in thousands, except per share data):

                                                       1999          1998
                                                    -----------   -----------
Net income:
     As reported                                    $     6,343   $     7,220
     Pro forma including the effect of options      $     5,921   $     6,827
Basic earnings per share:
     As reported                                    $      1.06   $      1.39
     Pro forma including the effect of options      $       .99   $      1.31
Diluted earnings per share:
     As reported                                    $      1.06   $      1.38
     Pro forma including the effect of options      $       .99   $      1.31

    A summary of the Company's stock options activity and the related information for the year ended March 31, 1999 and 1998 is as follows (in thousands, except per share data):

                                                         1999                    1998
                                                ----------------------   -------------------
                                                              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE
                                                              EXERCISE              EXERCISE
                                                OPTIONS        PRICE     OPTIONS     PRICE
                                                -------       --------   -------    --------
 Outstanding - beginning of year                  134          $18.00        --     $  --
 Granted                                          296            7.54       134      18.00
 Exercised                                         (7)          18.00        --        --
 Expired                                            -            -           --        --
 Forfeited                                        (28)          17.25        --        --
                                                -----          ------     -----     ------
 Options outstanding at end of year               395          $10.21       134     $18.00
                                                =====          ======     =====     ======
 Options exercisable at end of year               165          $11.79        46     $18.00
                                                =====          ======     =====     ======
 Weighted average fair value of options
     granted during year                        $3.42                     $7.77
                                                =====                     =====

    Exercise prices for options outstanding as of March 31, 1999 ranged from $7.50 to $18.00. The weighted average remaining contractual life of those options is nine years.

11. EMPLOYEE BENEFIT PLAN

    The Company sponsors incentive savings plans covering substantially all of the employees of the Company and its subsidiaries which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under these plans, employees with one year of service with the Company are eligible to participate.

    The Company contributes an amount equal to 50% of employee contributions up to 3% of their base compensation. Matching contributions made by the Company were approximately $331,000, $278,000 and $139,000 in fiscal years 1999, 1998 and 1997, respectively.

12. MAJOR CUSTOMERS

    The Company is not dependent on any one customer, and the contract revenue earned from each customer varies from year to year based on the contracts awarded. Contract revenue earned comprising 10% or more of the Company's total contract revenue earned is summarized as follows (in thousands):

                                   1999       1998       1997
                                 --------   --------   --------
Customer A                       $   --     $ 13,725   $ 23,066
Customer B                           --         --       17,402
Customer C                         10,574     19,515       --
Customer D                         10,491       --         --

13. INTERNATIONAL SALES

    The Company fabricates structures and equipment for use worldwide by U.S. customers operating abroad and by foreign customers. During the fiscal years ended March 31, 1999, 1998 and 1997, 51%, 40% and 59%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the U.S. Gulf of Mexico. The following table summarizes the Company's revenue by location (in thousands):

                                   1999       1998       1997
                                 --------   --------   --------
Location:
  U.S. Gulf of Mexico            $ 51,172   $ 65,758   $ 37,536
  International                    52,694     43,412     54,774
                                 --------   --------   --------
Total                            $103,866   $109,170   $ 92,310
                                 ========   ========   ========

14. COMMITMENTS AND CONTINGENCIES

    The Company is party to legal proceedings arising in the normal course of business. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations, individually or in the aggregate.

   The Company is developing a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through March 31, 1999, the Company has funded $1.1 million toward this development. The Company expects to fund these capital expenditures through the issuance of debt.

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

    A summary of quarterly results of operations for the years ended March 31, 1999 and 1998 were as follows (in thousands, except per share data):

                                  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    MARCH 31,
                                    1998         1998            1998          1999
                                 ----------  -------------   ------------   ----------
Revenue                          $   31,419   $   31,585     $   23,474     $   17,388
Gross profit                          6,287        6,373          4,947            948
Net income                            3,212        2,164          1,677           (710)
Basic earnings per share               0.54         0.36           0.28          (0.12)
Diluted earnings per share             0.54         0.36           0.28          (0.12)

                                  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    MARCH 31,
                                    1997         1997           1997           1998
                                 ----------  -------------   ------------   ----------
Revenue                          $   21,547   $   36,185     $   22,045     $   29,393
Gross profit                          3,024        4,890          4,061          5,418
Net income                            1,093        2,501          1,505          2,121
Basic earnings per share               0.25         0.55           0.25           0.36
Diluted earnings per share             0.25         0.55           0.25           0.36

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 1999.


                                     UNIFAB International, Inc.
                                     (Registrant)


                                     By:          /s/ Dailey J Berard
                                         --------------------------------------
                                                    Dailey J. Berard
                                          President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                             TITLE
        ---------                                             -----
   /s/ Dailey J Berard                    Chairman of the Board, President and
-------------------------                    Chief Executive Officer (Principal Executive
    Dailey J. Berard                         Officer)

   /s/ Peter J. Roman                     Vice President and Chief Financial Officer
-------------------------                    (Principal Financial and Accounting Officer)
     Peter J. Roman

/s/ Charles E. Broussard                  Director
-------------------------
   Charles E. Broussard

    /s/ William Hines                     Director
-------------------------
      William Hines

    /s/ Perry Segura                      Director
-------------------------
      Perry Segura

    /s/ George C. Yax                     Director
-------------------------
      George C. Yax

                           UNIFAB INTERNATIONAL, INC.

                                  EXHIBIT INDEX

       Exhibit
        Number               Description of Exhibits
       -------               -----------------------
         2.1      Transition Agreement among the Company, McDermott, Universal
                  Partners, Universal Fabricators and Dailey J. Berard. *

         2.2      Form of Agreement and Plan of Share Exchange between the
                  Company and Universal Partners, Inc. *

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

         2.6      Agreement and Plan of Merger among UNIFAB International, Inc.,
                  ATI Acquisition, L.L.C., Allen Tank, Inc., Vincent J. Cuevas,
                  Walter L. Hampton, William A. Hines, Allen C. Porter, Jr., and
                  Joseph G. Weisberger dated as of July 24, 1998 ***

         2.7      Agreement and Plan of Merger among UNIFAB International, Inc.,
                  LATUSA Acquisition, Inc., LATOKA USA, Inc., William A. Hines, and Allen C. Porter, Jr., dated as of July 24, 1998 ***

         2.8      Agreement and Plan of Reorganization among UNIFAB
                  International, Inc., OBI Acquisition, Inc., Oil Barges, Inc.,
                  Southern Rentals, L.L.C., Roy J. Poche, Philip J. Patout,
                  Rodney J. Verret, Rodney M. Verret, Frank D. Verret, Peggy
                  Verret Simon, Paula Verret Berard, Cove Equipment, Inc., and
                  Rodney J. Verret, Trustee of the SKW Trust, dated as of April
                  29, 1999, incorporated by reference from the UNIFAB
                  International, Inc. Current Report on Form 8-K dated April 29,
                  1999

         3.1      Articles of Incorporation of the Company *

         3.2      By-laws of the Company *

         4.1      See Exhibits 3.1 and 3.2 for provisions of the Company's
                  Articles of Incorporation and By-laws defining the rights of holders of Common Stock *

         4.2      Specimen Common Stock Certificate *

         10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers *

         10.2     Second Amended and Restated Credit Agreement among UNIFAB
                  International, Inc., Universal Fabricators L.L.C., PIM,
                  L.L.C., Allen Tank, L.L.C., LATOKA USA, Inc., and Hibernia
                  National Bank dated as of July 27, 1998, incorporated by reference from the UNIFAB International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

         10.3     The Company's Long-Term Incentive Plan * (f)

         10.4     Form of Stock Option Agreement under the Company's Long-Term
                  Incentive Plan * (f)

         10.5     Form of Employment Agreement between the Company and Dailey J.
                  Berard *(f)

         21.1     Subsidiaries of the Company

         23.1     Consent of Ernst & Young LLP

         23.2     Consent of LaPorte, Sehrt, Romig & Hand

         27.1     Financial Data Schedule

                  -------------

                  * Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission of September 18, 1997, as amended (Registration No. 333-31609)

                  ** Incorporated by reference to the Company's Current Report on Form 8-K dated February 5, 1998, as amended.

                  *** Incorporated by reference from the Company's Current
                      Report on Form 8-K dated July 24, 1998, as amended.

                  (f) Management Contract or Compensatory Plan