Form 10-K/A
period 1999-03-31
UNIFAB INTERNATIONAL INC
filed 1999-08-02
CIK 101990

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-1
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999
[     ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO____

Commission file number 0-29416

                       UNIFAB INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           LOUISIANA                                72-1382998
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

        5007 Port Road
        NEW IBERIA, LA                                 70562
(Address of principal executive offices)            (Zip Code)

                             (318) 367-8291
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant to Section 12(g) of the  Act:
             COMMON STOCK, $0.01 PAR VALUE PER SHARE
                        (Title of Class)

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

                   DOCUMENTS INCORPORATED BY REFERENCE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION

      The following table sets forth as of July 1, 1999, for each of our directors and each of our executive officers, the age, position, and principal occupation and employment during the past five years of each such person, any family relationships among such persons, and, if a director, each person's directorships in other public corporations and the year that he was first elected a director of our company or its predecessor. All executive officers serve at the pleasure of our board of directors.


                                                 Principal Occupation, Directorships in              Director
Name and Age                              Other Public Corporations, and Family Relationships         Since
------------                              ---------------------------------------------------         -----
Dailey  J.  Berard,  69............     Mr.  Berard  is  the founder of our company.  Mr. Berard      1980
                                        serves as the Chairman  of  our Board, our President and
                                        Chief Executive Officer.  Mr.  Berard  is  a  brother of
                                        David J. Berard.
David J. Berard, 53................     Mr.  Berard serves as our Vice-President-Domestic Sales.       N/A
                                        Mr. Berard  served  as  our  Secretary  until 1995.  Mr.
                                        Berard is a brother of Dailey J. Berard.
Charles E. Broussard, 74...........     Mr.  Broussard  is  a  director  of  our  company.   Mr.      1980
                                        Broussard  is  also  Chairman  of  the  Board  and Chief
                                        Executive  Officer of Flying J. Ranch, Inc., a Louisiana
                                        cattle and rice farm.
William  A.  Hines, 62............      Mr.  Hines  is  a director of our company.  Mr. Hines is      1998
                                        also Chairman of  the  Board  and  President  of  Nassau
                                        Holding  Corporation,  a  manufacturer  of couplings for
                                        oilfield  tubular  goods  and  distributor  of  oilfield
                                        tubular   goods,  and  a  director  of  Whitney  Holding
                                        Corporation, a regional bank holding company.
Peter J. Roman, 48................      Mr.  Roman serves as our Vice President, Chief Financial       N/A
                                        Officer,  and Secretary.  Mr. Roman was a senior manager
                                        of Ernst &  Young  LLP,  independent public accountants,
                                        until 1997.
Perry     Segura, 69..............      Mr.  Segura is a director of our company.  Mr. Segura is      1980
                                        an architect  and real estate developer.  Mr. Segura has
                                        served  as Chairman  of  the  Board  of  Supervisors  of
                                        Louisiana  State  University  since  1997,  and was Vice
                                        Chairman of that board from 1996 to 1997.
George   C.   Yax,58..............      Mr. Yax is a director of our company.  Mr. Yax was also       1997
                                        a co-founder of Ceanic Corporation (previously, American
                                        Oilfield Divers, Inc.), a provider of subsea products
                                        and services to the offshore oil and gas industry, and
                                        served as its Chairman of the Board until its sale in
                                        August, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, controller and the beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the Securities and Exchange Commission. Mr. Broussard, a director of our company, failed to report timely six transactions on two statements on Form 4 in fiscal 1999; all transactions were reported late on a statement on Form 4 filed in fiscal 1999. In 1998, Mr. Hines, a director of our company, filed a late statement on Form 3 reporting one holding. Mr. Segura, a director of the Company, failed to report six transactions on three statements on Form 4 in fiscal 1998, a statement on Form 5 for fiscal 1998, or a statement on Form 5 for fiscal 1999. Mr. Segura also failed to report timely four transactions on four statements on Form 4 in fiscal 1999 or a statement on Form 5 for fiscal 1999.



ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table provides you with information about the compensation we paid in fiscal 1999, 1998 and 1997 to our Chief Executive Officer and our other executive officers.

                          SUMMARY COMPENSATION TABLE

                                                                         Annual Compensation        Securities
                                                      Fiscal             -------------------        Underlying        All Other
Name and Principal Position                            Year              Salary        Bonus        Options(#)     Compensation(1)
---------------------------                            ----              ------        -----        ----------     ---------------

Dailey J. Berard                                       1999           $ 180,000       $ 75,600        30,000          $  3,600
    President and Chief Executive Officer              1998             206,681        429,120        65,000             8,276
                                                       1997             125,449         50,015             0             9,530
David J. Berard                                        1999              83,006         35,700        15,000             2,490
    Vice President-Domestic Sales                      1998              66,588         48,339         8,000             1,746
                                                       1997              63,416              0             0             1,746
Peter J. Roman(2)                                      1999              90,000         37,800        20,000             1,350
     Vice President and Chief Financial Officer        1998              61,038         37,375         4,000                 0

__________
(1)Comprised of our contributions to our 401(k) Plan and interest, at the prime rate as quoted by the Chase Manhattan Bank from time to time, earned on deferred bonus compensation:

                                                                                 Interest on Deferred
Name                      Fiscal Year             Plan Contributions                Compensation
----                      -----------             ------------------             --------------------
Dailey J. Berard             1999                   $   3,600                       $      0
                             1998                       3,219                          5,057
                             1997                       3,453                          6,077

David J. Berard              1999                       2,490                              0
                             1998                       1,746                              0
                             1997                       1,746                              0

Peter J. Roman               1999                       1,350                              0
                             1998                           0                              0

(2)Mr. Roman began employment with us in July 1997.

EMPLOYEE STOCK OPTION GRANTS

   The following table sets forth information with respect to all stock options that we granted in fiscal 1999 to each of our executive officers named in the Summary Compensation Table.

                                             OPTION GRANTS IN FISCAL 1999

                                                                                                             Grant
                                      Individual Grants                                                    Date Value
----------------------------------------------------------------------------------------------------------------------
                             Number of
                            Securities            % of Total
                            Underlying           Options Granted        Exercise or                         Grant Date
                              Options           to Employees in         Base Price        Expiration         Present
Name                      Granted (#)(1)          Fiscal 1999             ($/SH)             Date           Value$(2)
----                      ----------------      ----------------        -----------       ----------        -----------
Dailey J. Berard..........    30,000                  10%                    $7.50          12/03/08        $102,000
David J. Berard...........    15,000                   5%                     7.50          12/03/08          57,000
Peter J. Roman............    20,000                   7%                     7.50          12/03/08          68,000


(1)Each of the stock options that we granted in fiscal 1999 to our executive officers will become exercisable over a three-year period beginning on the grant date. The stock options will become immediately exercisable in their entirety if (a) under certain circumstances, any individual, entity or group acquires beneficial ownership of more than 30% of our outstanding shares of common stock; (b) under certain circumstances, the composition of our board of directors is changed; (c) under certain circumstances, our shareholders approve of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of our assets; or (d) our shareholders approve of a complete liquidation or dissolution of our company. Our compensation committee also has the authority to take several actions regarding outstanding stock options upon the occurrence of any of the events described above, including requiring that outstanding stock options remain exercisable only for a limited time, providing for mandatory conversion of outstanding stock options in exchange for either a cash payment or certain securities, making equitable adjustments to stock options or providing that outstanding stock options will become options relating to securities to which a participant would have been entitled in connection with any of the events described above if the stock options had been exercised.

(2)We used the Black-Scholes option pricing model to determine the grant date present value of the stock options that we granted in fiscal 1999 to our executive officers. Under the Black-Scholes option pricing model, the grant date present value of each stock option referred to in the table was calculated to be $3.40. We used the following facts and assumptions in making such calculation: (a) an exercise price of $7.50 for each such stock option; (b) a fair market value of $7.50 for one share of common stock on the date of grant; (c) no dividend payments on our common stock; (d) a stock option term of 10 years; (e) a stock volatility of 79.7%, based on an analysis of monthly closing stock prices of shares of our common stock during a 2 1/2 -month period; and (f) an assumed risk-free interest rate of 4.69%, which is equivalent to the yield on a two-year treasury note on the grant date. We applied no other discounts or restrictions related to vesting or the likelihood of vesting of stock options. We multiplied the resulting grant date present value of $3.40 for each stock option by the total number of stock options granted to each of our executive officers to determine the total grant date present value of such stock options granted to each of our executive officers.

OUTSTANDING EMPLOYEE STOCK OPTIONS

   The following table provides you with information about all outstanding stock options held by each of our executive officers as of March 31, 1999. None of our executive officers exercised stock options in fiscal 1999.

                    AGGREGATED OPTIONS AS OF MARCH 31, 1999

                                                           Number of Securities               Value of Unexercised
                                                          Underlying Unexercised              In-The-Money Options
                                                          Options AT 3/31/99 (#)                 at 3/31/99(1)
                                                      ----------------------------------------------------------------
                                                         Exercisable/Unexercisable        Exercisable/Unexercisable
                                                         -------------------------        -------------------------
Dailey J. Berard.....................................          53,333/41,667                     6,250/12,500
David J. Berard......................................          10,333/12,667                     3,125/ 6,250
Peter J. Roman.......................................           9,333/14,666                     4,167/ 8,333

(1)Based on the difference between the closing sales price of our common stock of $8.125 on March 31, 1999, as reported by the Nasdaq National Market and the exercise price of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During the last fiscal year, Messrs. Broussard and Yax served on our compensation committee. No member has ever served as an officer or employee of our company or any of our subsidiaries. In fiscal 1999, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our board of directors or on our compensation committee.

DIRECTOR COMPENSATION

   Each director who is not also an employee of the company receives an annual fee of $12,000 for his services as a director. We reimburse all directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings.

   In addition, in each year during which our long-term incentive plan is in effect and a sufficient number of shares are available under the plan, on the day of each annual meeting of shareholders, each non-employee director will receive an option to purchase no more than 2,500 shares of common stock at an exercise price equal to the fair market value of our common stock on such date. The compensation committee determines the exact number of shares subject to the option. Each stock option will become fully exercisable on the date of its grant and will expire ten years from the date of grant, unless the non-employee director ceases to be a director. In that case, the exercise period will be shortened. In accordance with this arrangement, on August 28, 1998, we granted each non-employee director an option to buy 2,500 shares of our common stock at an exercise price of $8.75, the fair market value of our common stock on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of July 1, 1999, certain information regarding beneficial ownership of our common stock by (1) each of our directors as of that date, (2) each of our executive officers as of that date, (3) all of our directors and executive officers as a group, and (4) the other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock, determined in accordance with Rule 13(d)(3) under the Securities Exchange Act of 1934. Unless otherwise indicated, we believe that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to us by such shareholders.

                                                          Number of Shares                Percent of
Name of Beneficial Owner                                Beneficially Owned(1)      Outstanding Common Stock
------------------------                                ---------------------      ------------------------
Dailey J. Berard......................................      495,374(2)                     7.2%
David J. Berard.......................................       42,383(3)                      *
Charles E. Broussard..................................      416,934(4)                     6.1%
William A. Hines......................................      702,500                       10.3%
Peter J. Roman........................................       12,195                         *
Perry Segura..........................................      449,035(5)                     6.7%
George C. Yax.........................................       15,000                         *
All  directors and executive officers as a group
(9 persons)...........................................    2,138,863                       30.9%
Kalmar Investments Inc................................      299,700(6)                     4.4%

* Less than one percent.

(1) Includes shares that could be acquired within sixty days after July 1, 1999, upon the exercise of options granted pursuant to our stock option plan, as follows: Dailey J. Berard, 75,000 shares; David J. Berard, 13,000 shares; Mr. Broussard, 5,000 shares; Mr. Hines, 2,500 shares; Mr. Roman, 10,666 shares; Mr. Segura, 5,000 shares; Mr. Yax, 5,000 shares; all directors and executive officers as a group, 116,166 shares.

(2)  Includes 5,700 shares  owned  by  Dailey J. Berard's spouse.   His  address
     is c/o UNIFAB International, Inc., 5007 Port Road, New Iberia, Louisiana 70562.

(3)  Includes 300 shares owned by David J. Berard's children.

(4) Includes 151,900 shares owned by a company controlled by Mr. Broussard, 254,534 shares owned by a limited liability company controlled by Mr. Broussard and 500 shares owned by his spouse. His address is 23604 South Louisiana Highway 82, Kaplan, Louisiana 70548.

(5) Includes 373,591 shares owned by a company controlled by Mr. Segura. His address is Post Office Box 13410, New Iberia, Louisiana 70562.

(6) Kalmar Investments Inc. has sole investment power but no voting power over all 299,700 shares. Its address is Barley Mill House, 3701 Kennett Pike, Greenville, Delaware 19807.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In  July  1998,  we  acquired  all the capital stock of Allen Tank, Inc. and
LATOKA USA Inc. by means of mergers of those corporations with our subsidiaries. William A. Hines, who became a director of our company in satisfaction of a condition to the completion of the acquisitions, was a director and executive officer of Allen Tank and LATOKA and owned 70% of the capital stock of Allen Tank and approximately 89% of the capital stock of LATOKA.

   Each shareholder of Allen Tank and LATOKA received shares of our common stock, or the equivalent fair market value in cash, for his shares of Allen Tank stock and LATOKA stock. In exchange for his Allen Tank shares, Mr. Hines obtained a total of 630,000 shares of our common stock, and in exchange for his LATOKA shares, Mr. Hines received 70,000 shares of our common stock. We determined the consideration we paid for the outstanding shares of Allen Tank and LATOKA together with the shareholders of Allen Tank and LATOKA in arm's length negotiations.

   In connection with the acquisitions of all the capital stock of Allen Tank and LATOKA, we granted to each of the Allen Tank and LATOKA shareholders, including Mr. Hines, a one-time limited right to include all or a portion of his shares of our common stock in a registration statement otherwise being filed by us to register the sale of our common stock under the Securities Act of 1933. We have agreed to pay all the expenses of any such registration, other than underwriting fees, discounts and commissions. In addition, we granted Mr. Hines a one-time limited right to require us to register all or a portion of his shares of common stock under the Securities Act. Mr. Hines has agreed to pay all the expenses of such demand registration up to $200,000, and we have agreed to pay all the expenses, other than underwriting fees, discounts and commissions, in excess of $200,000. In consideration of the Allen Tank acquisition, Mr. Hines agreed that, during his initial term as a member of our board of directors (which will expire in 2000), he will not, without our consent, sell or dispose of any of his shares of our common stock except in a registered offering in accordance with his registration rights or by gift to a donee who agrees to be bound by the same restrictions.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1999.


                                       UNIFAB International, Inc.
                                       (Registrant)

                                 By:   /S/ DAILEY J. BERARD
                                       -------------------------------------
                                             Dailey J. Berard
                                       President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                                           TITLE                                    DATE
---------                                           -----                                    ----
/S/ DAILEY  J.  BERARD              Chairman of the Board, President and                July 29, 1999
----------------------------
   Dailey J. Berard                  Chief Executive Officer (Principal
                                             Executive Officer)

/S/ PETER J. ROMAN                    Vice President and Chief Financial                July 29, 1999
----------------------------                       Officer
   Peter J. Roman                   (Principal Financial and Accounting
                                                   Officer)

/S/ CHARLES E. BROUSSARD                           Director                             July 29, 1999
----------------------------
    Charles E. Broussard

/S/ WILLIAM HINES                                  Director                             July 29, 1999
----------------------------
    William Hines

/S/ PERRY SEGURA                                   Director                             July 29, 1999
----------------------------
    Perry Segura

/S/GEORGE C. YAX                                   Director                             July 29, 1999
----------------------------
   George C. Yax
