Form 10-Q
period 1999-06-30
UNIFAB INTERNATIONAL INC
filed 1999-08-16
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999
                                 -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________________ to ________________


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Louisiana                                        72-1382998
----------------------------------------                    -------------------
     (State or other jurisdiction                            (I.R.S. Employer
   or incorporation or organization)                        Identification No.)


            5007 Port Road
            New Iberia, LA                                         70562
----------------------------------------                    --------------------
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

Common Stock, $0.01 Par Value ---- 6,800,489 shares as of August 1, 1999.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                           PAGE
   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -- June 30, 1999 and
                March 31, 1999.................................................................... 1


             Condensed Consolidated Statements of Income -- Three Months
                Ended June 30, 1999 and 1998...................................................... 2

             Condensed Consolidated Statements of Cash Flows -- Three
                months Ended June 30, 1999 and 1998............................................... 4

             Notes to Condensed Consolidated Financial Statements --
                June 30, 1999..................................................................... 5


   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................... 7


   Item 3.   Qualitative and Quantitative Disclosure of Market Risk............................... 8


PART II.    OTHER INFORMATION

   Item 5.   Other Information.................................................................... 9

   Item 6.   Exhibits and Reports on Form 8-K.................................................... 10

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30      MARCH 31
                                                                                     1999         1999
                                                                                   --------     --------
                                                                                  (Unaudited)   (Note 2)
                                                                                      (In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  3,961     $  1,125
   Accounts receivable                                                               20,477       22,997
   Costs and estimated earnings in excess of billings on uncompleted contracts        6,469        4,388
   Prepaid expenses and other assets                                                  7,231        4,060
                                                                                   --------     --------
Total current assets                                                                 38,138       32,570

Property, plant and equipment, net                                                   27,511       23,259
Cost in excess of net assets acquired, net                                           14,633       10,234
Other assets                                                                          1,767        3,958
                                                                                   --------     --------
Total assets                                                                       $ 82,049     $ 70,021
                                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  5,341     $  4,075
   Billings in excess of costs and estimated earnings on uncompleted contracts        6,763        4,853
   Accrued liabilities                                                                3,463        1,661
   Notes payable                                                                      2,174       10,972
                                                                                   --------     --------
Total current liabilities                                                            17,741       21,561
Deferred income taxes                                                                 2,286        2,286

Noncurrent notes payable                                                             15,550        6,607

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized, 6,800,489 and
     6,020,736 shares outstanding                                                        68           60
   Additional paid-in capital                                                        35,284       28,542
   Retained earnings                                                                 11,038       10,923
   Currency translation adjustment                                                       82           42
                                                                                   --------     --------
Total shareholders' equity                                                           46,472       39,567
                                                                                   --------     --------
Total liabilities and shareholders' equity                                         $ 82,049     $ 70,021
                                                                                   ========     ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS


                                                               THREE MONTHS ENDED JUNE 30
                                                               --------------------------
                                                                   1999          1998
                                                                 --------      --------
                                                                      (Unaudited)
                                                                     (In Thousands,
                                                                    Except Per-Share
                                                                        Amounts)
Revenue                                                          $ 16,255      $ 31,419
Cost of revenue                                                    13,874        25,132
                                                                 --------      --------
Gross profit                                                        2,381         6,287
Selling, general and administrative expense                         1,990         2,447
                                                                 --------      --------
Income from operations                                                391         3,840

Other income (expense):
   Interest expense                                                  (247)         (120)
   Interest income                                                     42           118
                                                                 --------      --------
Income before income taxes                                            186         3,838

Income tax provision                                                   71           626
                                                                 --------      --------
Net income                                                       $    115      $  3,212
                                                                 ========      ========
Basic earnings per share                                         $   0.02      $   0.54
                                                                 ========      ========
Basic earnings per share weighted average shares                    6,542         5,953
                                                                 ========      ========
Diluted earnings per share                                       $   0.02      $   0.54
                                                                 ========      ========
Diluted earnings per share weighted average shares                  6,599         5,953
                                                                 ========      ========
Pro forma data:
   Income before income taxes, as reported above                               $  3,838
   Pro forma provision for income taxes                                           1,309
                                                                               --------
   Pro forma net income                                                        $  2,529
                                                                               ========
   Pro forma basic earnings per share                                          $   0.42
                                                                               ========
   Pro forma diluted earnings per share                                        $   0.42
                                                                               ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                   JUNE 30
                                                                           ----------------------
                                                                             1999          1998
                                                                           --------      --------
                                                                                (Unaudited)
                                                                               (In Thousands,
                                                                              Except Per-Share
                                                                                   Amounts)
Net cash provided by operating activities                                  $  3,654      $  1,372

Investing activities:
Acquisition of business, net of cash acquired                                   233          --
Purchases of equipment                                                       (1,886)       (3,574)
                                                                           --------      --------
                                                                             (1,653)       (3,574)
Financing activities:
Net change in short-term borrowings                                             835           (66)
Exercise of stock options                                                      --             123
                                                                           --------      --------
                                                                                835            57
Net decrease in cash and cash equivalents for Allen Tank for the
   12-week period ended March 31, 1998                                         --            (120)
                                                                           --------      --------
Cash and cash equivalents at beginning of period                              1,125         8,482
Cash and cash equivalents at end of period                                    3,961         6,217
                                                                           --------      --------
Net change in cash and cash equivalents                                    $  2,836      $ (2,265)
                                                                           ========      ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 1999, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's Annual Report on Form 10-K.

3.  MERGERS AND ACQUISITIONS

    On July 24, 1998, the Company acquired all of the outstanding common stock of Allen Tank, Inc. (Allen Tank) for 819,000 shares of UNIFAB International, Inc. common stock plus $1.2 million in cash and notes paid to a dissenting shareholder. The business combination was accounted for as pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Allen Tank. Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated condensed financial statements are summarized below:

                                               THREE MONTHS
                                                   ENDED
                                              -------------
                                              JUNE 30, 1998
                                              -------------
                      Revenues:
                         UNIFAB                  $ 19,662
                         Allen Tank                11,757
                                                 --------
                           Combined              $ 31,419
                                                 ========
                      Net Income:
                         UNIFAB                  $  1,657
                         Allen Tank                 1,555
                                                 --------
                           Combined              $  3,212
                                                 ========


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

4.  PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share for the three month period ended June 30, 1998 include the pro forma effect for the application of federal and state income taxes on the earnings of Allen Tank, Inc. as if it had always been a C Corporation. Prior to the merger with the Company, Allen Tank, Inc. had operated as an S Corporation. The basic and diluted earnings per share calculation includes shares issued in the acquisition of Allen Tank transaction, giving effect to the issuance at the beginning of the periods presented.

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

    RESULTS OF OPERATIONS

    Revenue for the three months ended June 30, 1999 decreased 48% to $16.3 million from the $31.4 million generated in the three months ended June 30, 1998. The Company's direct labor hours worked during the three months ended June 30, 1999 decreased 30.5% from the same period last year. The decrease is primarily due to the general reduction in demand for the Company's structural and process equipment fabrication services brought on by continued low commodity prices and reduced expenditures by oil and gas companies. Structural fabrication and process equipment fabrication revenue decreased 50% from $27.3 million in the June quarter last year to $13.6 million in the June 1999 quarter.

    Cost of revenue for the three months ended June 30, 1999 decreased 45% or $11.3 million to $13.9 million from $25.1 million in the three months ended June 30, 1998. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that can be specifically allocated to projects. These costs increased as a percentage of revenues from 80% in 1997 to 85% in 1998. This increase in costs as a percentage of revenues reflects reduced margins for all services from the same period last year caused by the decreased demand noted above and competition for the projects being awarded.

    Selling, general and administrative expense decreased to $2.0 million in the three months ended June 30, 1999 from $2.4 million in the corresponding period in 1998. The Company's selling, general and administrative expense as a percentage of revenue increased to 12.2% in June 1999 from 7.8% in June 1998 due mainly to the activity decrease discussed above.

    Interest expense increased to $0.2 million in the June 1999 quarter from $0.1 million in the June 1998 quarter from increased borrowings under the Company's line of credit facility and other financings.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. The Company's available funds and $4.5 million generated from operations and financing activities together funded investing activities of $1.7 million during the June 1999 quarter. Investing activities consisted mainly of capital expenditures.

    The Company is developing a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana. Estimated completion of the facility is the third quarter of the March 31, 2000 fiscal year. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through June 30, 1999 the Company has funded $2.4 million toward this development. The Company expects to fund these capital expenditures through the issuance of debt.

    On July 27, 1998, the Company amended and restated its unsecured credit facility with a commercial lender (the Credit Facility), which provides for up to $10.0 million in borrowings for general corporate purposes and for up to $10.0 million in letters of credit under a revolving credit facility. At June 30, 1999, the Company had $9.8 million in borrowings and $6.3 million in letters of credit outstanding under the revolving credit facility. The credit facility also provides for a $7.0 million term loan facility. The term loan facility calls for principal payments of $350,000 per quarter, beginning September, 1998. At June 30, 1999, the Company had $5.6 million outstanding under the term loan facility. Borrowings under the Credit Facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. (7.75% at June 30, 1999) or LIBOR plus 2% (6.94%-7.03% at June 30, 1999) at the Company's option. The fee for issued letters of credit is 7/8% per annum on the principal amount of letters of credit issued for performance or payment, or 1.75% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 3/8 of 1% per annum. The Credit Facility matures August 31, 2000.

    On April 29, 1999, the Company completed its acquisition of OBI and substantially all the assets of Southern Rentals, LLC, an affiliate of OBI. The purchase price was approximately $7.2 million paid through the issuance of approximately 700,000 shares of UNIFAB International, Inc. common stock. OBI recognized revenue and pretax income of $28.0 million and $1.2 million, respectively, for the year ended December 31, 1998. OBI will operate as a wholly owned subsidiary of UNIFAB International, Inc. The business combination has been accounted for under the purchase method of accounting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10K for the year ended March 31, 1999.

                                     PART II

ITEM 5. OTHER INFORMATION

On July 30, 1999 the Company announced its first quarter fiscal 2000 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

On April 30, 1999 the Company announced that it had completed the acquisition of Oil Barges, Inc. The press release making this announcement is attached hereto as Exhibit 99.2.

On June 28, 1999 the Company announced that it had completed the acquisition of Compression Engineering Services, Inc. The press release making this announcement is attached hereto as Exhibit 99.3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
          Number      Description

           27.1       Financial Data Schedule

           99.1 Press release issued by the Company on July 30, 1999 announcing its earnings and related matters for the first quarter fiscal year ending March 31, 2000.

           99.2 Press release issued by the Company on April 30, 1999 announcing it had completed the acquisition Oil Barges, Inc.

           99.3 Press release issued by the Company on June 28, 1999 announcing it had completed the acquisition Compression Engineering Services, Inc.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K under Items 2. and 7. dated April 29, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNIFAB International, Inc.



Date  August 16, 1998                 /s/ Peter J. Roman
      ---------------                 -----------------------------------------
                                      Peter J. Roman
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                               INDEX TO EXHIBITS



         EXHIBIT
            NO.       DESCRIPTION
         -------      -----------
           27.1       Financial Data Schedule

           99.1 Press release issued by the Company on July 30, 1999 announcing its earnings and related matters for the first quarter fiscal year ending March 31, 2000.

           99.2 Press release issued by the Company on April 30, 1999 announcing it had completed the acquisition Oil Barges, Inc.

           99.3 Press release issued by the Company on June 28, 1999 announcing it had completed the acquisition Compression
                      Engineering Services, Inc.