Form 10-Q
period 1999-09-30
UNIFAB INTERNATIONAL INC
filed 1999-11-15
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________ to ____________


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Louisiana                                      72-1382998
-----------------------------------------               ------------------------
     (State or other jurisdiction                           (I.R.S. Employer
   or incorporation or organization)                       Identification No.)


            5007 Port Road
            New Iberia, LA                                       70562
-----------------------------------------               ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock, $0.01 Par Value ---- 6,773,007 shares as of November 12, 1999.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                                  PAGE
   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -- September 30, 1999 and March 31, 1999.......................  1

             Condensed Consolidated Statements of Income -- Three Months Ended
                September 30, 1999 and 1998; Six months Ended September 30, 1999 and 1998.........................  2
             Condensed  Consolidated  Statements  of Cash  Flows -- Six  months  Ended
                September 30, 1999 and 1998.......................................................................  3

             Notes to Condensed Consolidated Financial Statements -- September 30, 1999...........................  4


   Item 2.   Management's  Discussion and Analysis of Financial Condition and Results
                of Operations.....................................................................................  6


   Item 3.   Quantitative and Qualitative Disclosure of Market Risk...............................................  9


PART II.           OTHER INFORMATION

   Item 5.   Other Information.................................................................................... 10

   Item 6.   Exhibits and Reports on Form 8-K..................................................................... 10

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30     MARCH 31
                                                                                        1999           1999
                                                                                    ------------     --------
                                                                                    (UNAUDITED)      (NOTE 2)
                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    92        $ 1,125
   Accounts receivable                                                                 20,514         22,997
   Costs and estimated earnings in excess of billings on uncompleted contracts          6,153          4,388
   Prepaid expenses and other assets                                                    4,982          4,060
                                                                                      -------        -------
Total current assets                                                                   31,741         32,570

Property, plant and equipment, net                                                     28,719         23,259
Cost in excess of net assets acquired, net                                             14,988         10,234
Other assets                                                                            4,163          3,958
                                                                                      -------        -------
Total assets                                                                          $79,611        $70,021
                                                                                      =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                   $ 8,139        $ 4,075
   Billings in excess of costs and estimated earnings on uncompleted contracts          1,016          4,853
   Accrued liabilities                                                                  3,395          1,661
   Notes payable                                                                        2,168         10,972
                                                                                      -------        -------
Total current liabilities                                                              14,718         21,561

Deferred income taxes                                                                   1,286          2,286
Noncurrent notes payable                                                               17,352          6,607

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized, 6,773,007 and
     6,020,736 shares outstanding                                                          68             60
   Additional paid-in capital                                                          35,070         28,542
   Retained earnings                                                                   11,113         10,923
   Currency translation adjustment                                                          4             42
                                                                                      -------        -------
Total shareholders' equity                                                             46,255         39,567
                                                                                      -------        -------
Total liabilities and shareholders' equity                                            $79,611        $70,021
                                                                                      =======        =======


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                             THREE MONTHS ENDED SEPTEMBER 30       SIX MONTHS ENDED SEPTEMBER 30
                                             -------------------------------       -----------------------------
                                                1999                1998             1999                 1998
                                             -----------         -----------       --------             --------
                                                             (In thousands except per share data)
Revenue ................................        $ 21,511            $ 31,585       $ 37,766             $ 63,004
Cost of revenue ........................          18,728              25,212         32,601               50,344
                                                --------            --------       --------             --------
Gross profit ...........................           2,783               6,373          5,165               12,660
Selling, General and Administrative
  expense ..............................           2,216               2,441          4,206                4,888
                                                --------            --------       --------             --------

Income from operations .................             567               3,932            959                7,772
Other income (expense):
  Interest expense .....................            (328)               (300)          (707)                (421)


  Interest income ......................               9                  32            183                  150

  Other income (expense) ...............              --                (284)            --                 (284)
                                                --------            --------       --------             --------
Income before income taxes .............             248               3,380            435                7,217
Income tax provisions ..................             174               1,215            245                1,841
                                                --------            --------       --------             --------
Net income .............................        $     74            $  2,165       $    190             $  5,376
                                                ========            ========       ========             ========

Basic and diluted earnings per share ...        $   0.01            $   0.36       $   0.03             $   0.90
                                                ========            ========       ========             ========

Basic earnings per share
  weighted average shares ..............           6,773               5,931          6,658                5,902
                                                ========            ========       ========             ========

Diluted earnings per share
  weighted average shares ..............           6,806               5,931          6,683                5,902
                                                ========            ========       ========             ========

Pro forma data:
Income before income taxes, as
   reported above ......................                               3,380                               7,217
Pro forma provision for income taxes ...                               1,152                               2,334
                                                                    --------                            --------
Pro forma net income ...................                            $  2,228                            $  4,883
                                                                    ========                            ========
Pro forma basic and diluted earnings
   per share ...........................                            $   0.38                            $   0.83
                                                                    ========                            ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                        -----------------------
                                                                          1999            1998
                                                                        -------         -------
                                                                            (IN THOUSANDS,
                                                                        EXCEPT PER-SHARE AMOUNTS)
Net cash provided by operating activities                               $   514         $ 1,777

Investing activities:
Net cash acquired in acquisition of business                                233             528
Purchases of equipment                                                   (3,729)         (7,135)
                                                                        -------         -------
                                                                         (3,496)         (6,607)

Financing activities:
Net change in borrowings                                                  1,949          (1,524)
Exercise of stock options                                                    --             123
                                                                        -------         -------
                                                                          1,949          (1,401)
Net decrease in cash and cash equivalents for Allen Tank for the
   12-week period ended March 31, 1998                                       --            (120)
                                                                        -------         -------
Net change in cash and cash equivalents                                  (1,033)         (6,351)
Cash and cash equivalents at beginning of period                          1,125           8,482
                                                                        -------         -------
Cash and cash equivalents at end of period                              $    92         $ 2,131
                                                                        =======         =======


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.  DESCRIPTION OF BUSINESS

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. Through a wholly owned subsidiary, Oil Barges, Inc., the Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located in the Port of Iberia at New Iberia, Louisiana. Through a wholly owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services. Through a wholly owned subsidiary, Allen Process Systems, Ltd., headquartered in Wimbledon, England, the Company provides engineering and project management services primarily in Europe and the Middle East.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 1999, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

    The amounts reported for the six month period ended September 30, 1998 have been restated to reflect a revised calculation of the effects of the Allen Tank, Inc. pooling of interests, described below. The change from the amounts previously reported was to increase revenue, net income and earnings per share for the six month period ended September 30, 1998 by $2,746,000, $527,000, and $0.08, respectively.

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

                      Three Months       Six Months
                         Ended             Ended
                      September 30,     September 30,

                          1998              1998
                         ------            ------
Revenues:
   UNIFAB                18,954            38,571
   Allen Tank            12,631            24,433
                         ======            ======
     Combined            31,585            63,004
                         ======            ======

Net Income:
   UNIFAB                   929             2,398
   Allen Tank             1,236             2,978
                         ======            ======
     Combined             2,165             5,376
                         ======            ======


      On April 29, 1999, the Company completed its acquisition of Oil Barges, Inc. ("OBI") and equipment and machinery from Southern Rentals, LLC, an affiliate of OBI. The purchase price was approximately $7.2 million paid through the issuance of approximately 700,000 shares of UNIFAB International, Inc. common stock. OBI recognized revenue and pretax income of $28.0 million and $1.2 million, respectively, for the year ended December 31, 1998. Prior to the acquisition, the Company advanced $2.0 million to OBI for working capital needs under the terms of a secured credit agreement, secured by substantially all assets of OBI. As of March 31, 1999, the outstanding balance was $2.0 million and was included in noncurrent assets. OBI will operate as a wholly owned subsidiary of UNIFAB International, Inc. The business combination has been accounted for under the purchase method of accounting.

4.  PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share for the three and six month periods ended September 30, 1998 include the pro forma effect for the application of federal and state income taxes on the earnings of Allen Tank, Inc. as if it had always been a C Corporation. Prior to the merger with the Company, Allen Tank, Inc. had operated as an S Corporation. The basic and diluted earnings per share calculations include shares issued in the acquisition of Allen Tank transaction, giving effect to the issuance at the beginning of the periods presented.

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

RESULTS OF OPERATIONS

    Revenue for the three months ended September 30, 1999 decreased 31.9 % to $21.5 million from $31.6 million for the three months ended September 30, 1998. For the six month periods ended September 30, l999 and l998, revenue was $37.8 million and $63.0 million respectively. The Company's direct labor hours worked during the three months ended September 30, 1999 decreased 24.2% from the same period last year. The decrease is primarily due to the general reduction in demand for the Company's structural and process equipment fabrication services brought on by continued low commodity prices and reduced expenditures by oil and gas companies. Structural fabrication and process equipment fabrication revenue decreased 31.4% from $28.1 million in the September quarter last year to $19.3 million in the September 1999 quarter. At September 30, l999 backlog was approximately $20.2 million.

    Cost of revenue for the three months ended September 30, 1999 decreased 25.7% or $6.5 million to $18.7 million from $25.2 million in the three months ended September 30, 1998. For the six month period ended September 30, l999, cost of revenue of $32.6 million was $17.7 million or 35.2% lower than for the same period in l998. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs increased in the September quarter as a percentage of revenues to 87% in 1999 from 79.8% in 1998, and to 86.3% for the six months ended September 30, 1999 from 79.9% for the same period in 1998. This increase in costs as a percentage of revenues reflects reduced margins for all services from the same period last year caused by the decreased demand noted above and competition for the projects being awarded. Reduced man hour levels at the Company's main fabrication facilities cause hourly fixed overhead rates to increase and result in increased costs relative to revenue.

    Gross profit for the three and six month periods ended September 30, l999 decreased to $2.8 million and $5.2 respectively, from $6.4 million and $12.7 million in the corresponding periods in l998. The decreased profit is mainly due to reductions in capital budgets announced by the major oil companies, resulting in fewer projects and increased competition for these projects.

    Selling, general and administrative expense decreased to $2.2 million in the three months ended September 30, 1999 from $2.4 million in the corresponding period in 1998. For the six months ended September 30, l999, these expenses decreased $0.7 million or 14.0% to $4.2 million from $4.9 million in the same period in l998. The Company's selling, general and administrative expense as a percentage of revenue increased to 11.1% in the six months ended September 1999 from 7.8% in the six months ended September 1998 due mainly to the decrease in activity discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. The Company's available funds and $2.5 million generated from operations and financing activities together funded investing activities of $3.5 million during the six months ended September 30, 1999. Investing activities consisted mainly of capital expenditures, including continued development of the Company's deep-water fabrication and drilling rig-refurbishing facility in Lake Charles, Louisiana.

    The Company's deep-water fabrication and drilling rig-refurbishing facility is located on property leased from the Lake Charles Harbor and Terminal District. The Company estimates that the facility will be completed during the March 31, 2000 quarter. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through September 30, 1999 the Company has funded approximately $3.2 million toward the development of this facility. The Company expects to fund the remaining commitment for these capital expenditures through additional borrowings and funds generated by operations.

   On July 27, 1998, the Company amended and restated its unsecured credit facility with a commercial lender (the Credit Facility), which included a revolving credit facility and a term loan facility. At September 30, 1999, the Company had $11.3 million in borrowings and $6.0 million in letters of credit outstanding under the revolving credit facility and $5.6 million outstanding under the term loan facility. Borrowings under the Credit Facility bear interest at the prime lending rate established by Chase Manhattan Bank, N.A. (8.25% at September 30, 1999) or LIBOR plus 2.5% (7.88%-8.01% at September 30, 1999) at the Company's option. The Credit Facility matures August 31, 2000.

   On October 6, l999, the Company obtained a commitment letter from a commercial lender to act as administrative agent for $40 million in total credit facilities (the Secured Senior Credit Facility) and to act as lender for up to $20 million of the facilities. The commitment is subject to certain terms and conditions, including the successful formation of a syndicated group of financial institutions. Under the terms of the commitment, the Company will be able to borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is to be available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility is to provide for $10.0 million under a term loan facility with monthly principal payments of $167,000, plus interest, beginning December l999. Borrowings under the Secured Senior Credit Facility shall bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus an interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Secured Senior Credit Facility Agreement. The fees for issued letters of credit and for unused commitment will also vary based on the funded indebtedness to EBITDA ratio described above. The Company has received commitments from two of the financial institutions making up the syndicated group and expects to receive the commitment from the third financial institution, completing the syndicated group, and close on this Secured Senior Credit Facility in mid November 1999. Under the terms of the commitment, the Secured Senior Credit Facility will mature in November 2004.

   Based on this commitment for the Secured Senior Credit Facility and the Company's intention to complete negotiations and replace the current Credit Facility, which matures on August 31, 2000, as described above, the amounts outstanding under the Credit Facility at September 30, 1999 have been classified as non current.

   Management believes that its available funds, cash generated by operating activities, and funds available under the Secured Senior Credit Facility described above will be sufficient to fund planned capital expenditures, future acquisitions, scheduled payments under the term loan facility and other commitments, and its working capital needs for the next 12 months. In the normal course of business, the Company evaluates its capital structure in light of alternatives available to it. Additionally, any expansion of the Company's operations through future acquisitions may require additional equity or debt financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10K for the year ended March 31, 1999. No material changes have occurred since March 31, 1999.

                                     PART II

ITEM 5. OTHER INFORMATION

On November 8, 1999 the Company announced its second quarter fiscal 2000 earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit
         Number                Description
         -------               -----------
           27.1                Financial Data Schedule

           99.1                Press release issued by the Company on November
                               8, 1999 announcing its earnings and related matters for the second quarter fiscal year ending
                               March 31, 2000.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNIFAB International, Inc.
                                    --------------------------------------------


Date   November 15, 1999            /s/ Peter J. Roman
     ---------------------          --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

         Exhibit
         Number                Description
         -------               -----------
           27.1                Financial Data Schedule

           99.1                Press release issued by the Company on November
                               8, 1999 announcing its earnings and related matters for the second quarter fiscal year ending
                               March 31, 2000.