Form 10-Q
period 1999-12-31
UNIFAB INTERNATIONAL INC
filed 2000-02-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _______________ to _________________


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                              72-1382998
--------------------------------                            --------------------
(State or other jurisdiction or                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            5007 Port Road
            New Iberia, LA                                          70562
--------------------------------                            --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock, $0.01 Par Value ---- 6,773,007 shares outstanding as of February 11, 2000.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                Page
     Item 1. Financial Statements

             Condensed  Consolidated  Balance  Sheets-- December  31,  1999 and
               March 31, 1999..............................................................   1

             Condensed  Consolidated  Statements  of  Operations-- Three Months
               Ended December 31, 1999 and 1998; Nine Months Ended
               December 31, 1999 and 1998..................................................   2

             Condensed Consolidated Statements of Cash Flows -- Nine Months
               Ended December 31, 1999 and 1998............................................   3

             Notes to Condensed Consolidated Financial Statements -- December
               31, 1999....................................................................   4


     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................   7

PART II. OTHER INFORMATION

     Item 5. Other Information.............................................................   10

     Item 6. Exhibits and Reports on Form 8-K..............................................   10

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                         DECEMBER 31     MARCH 31
                                                                                            1999           1999
                                                                                         -----------   -----------
                                                                                         (UNAUDITED)     (NOTE 2)
                                                                                              (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $     1,731   $     1,125
  Accounts receivable                                                                         17,980        22,997
  Costs and estimated earnings in excess of billings on uncompleted contracts                  1,505         4,388
  Prepaid expenses and other assets                                                            5,153         4,060
                                                                                         -----------   -----------
Total current assets                                                                          26,369        32,570

Property, plant and equipment, net                                                            29,537        23,259
Cost in excess of net assets acquired, net                                                    15,530        10,234
Other assets                                                                                   4,666         3,958
                                                                                         -----------   -----------
Total assets                                                                             $    76,102   $    70,021
                                                                                         ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                       $     3,383   $     4,075
  Billings in excess of costs and estimated earnings on uncompleted contracts                    588         4,853
  Accrued liabilities                                                                          3,448         1,661
  Notes payable                                                                                2,169        10,972
                                                                                         -----------   -----------
Total current liabilities                                                                      9,588        21,561

Deferred income taxes                                                                          1,286         2,286
Noncurrent notes payable                                                                      19,337         6,607

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized, 6,773,007 and 6,020,736
   shares outstanding                                                                             68            60
  Additional paid-in capital                                                                  35,070        28,542
  Retained earnings                                                                           10,715        10,923
  Currency translation adjustment                                                                 38            42
                                                                                         -----------   -----------
Total shareholders' equity                                                                    45,891        39,567
                                                                                         -----------   -----------
Total liabilities and shareholders' equity                                               $    76,102   $    70,021
                                                                                         ===========   ===========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED DECEMBER 31          NINE  MONTHS ENDED DECEMBER 31
                                          ------------------------------------    ------------------------------------
                                                1999                 1998                1999               1998
                                          ----------------    ----------------    ----------------    ----------------

                                                               (In thousands, except per share data)
Revenue                                   $         18,051    $         23,474    $         55,817    $         86,478
Cost of revenue                                     16,340              18,527              48,942              68,871
                                          ----------------    ----------------    ----------------    ----------------
Gross profit                                         1,711               4,947               6,875              17,607
Selling, general and administrative
  expense                                            1,936               2,046               6,141               6,934
                                          ----------------    ----------------    ----------------    ----------------
Income/(loss) from operations                         (225)              2,901                 734              10,673
Other income (expense):
  Interest expense                                    (333)               (235)               (908)               (656)
  Interest income                                       12                  12                  63                 162
  Other income (expense)                                --                 (45)                 --                (329)
                                          ----------------    ----------------    ----------------    ----------------
Income before income taxes                            (546)              2,633                (111)              9,850
Income tax provisions                                 (148)                956                  97               2,797
                                          ----------------    ----------------    ----------------    ----------------
Net income (loss)                         $           (398)   $          1,677    $           (208)   $          7,053
                                          ================    ================    ================    ================
Basic and diluted earnings (loss) per     $          (0.06)   $           0.28    $          (0.03)   $           1.18
  share                                   ================    ================    ================    ================
  Basic and diluted earnings (loss) per
  share weighted average shares                      6,773               5,975               6,697               5,948
                                          ================    ================    ================    ================

Pro forma data:
Income before income taxes, as
   reported above                                                                                     $          9,850
Pro forma provision for income taxes                                                                             3,178
                                                                                                      ----------------
Pro forma net income                                                                                  $          6,672
                                                                                                      ================
Pro forma basic and diluted earnings
   per share                                                                                          $           1.12
                                                                                                      ================


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  NINE MONTHS ENDED DECEMBER 31
                                                                  -----------------------------
                                                                       1999            1998
                                                                  -------------    ------------
                                                                         (IN THOUSANDS)
Net cash provided by operating activities                          $        479    $     (3,074)
Investing activities:
  Net cash acquired in acquisition of businesses                            233             528
  Advance under secured note receivable                                      --          (2,000)
  Purchases of equipment                                                 (5,144)         (9,300)
                                                                   ------------    ------------
                                                                         (4,911)        (10,772)
Financing activities:
  Net change in borrowings under revolving credit facility                2,929           2,241
  Proceeds from noncurrent note payable                                  10,000           7,000
  Payments on noncurrent notes payable                                   (7,891)         (1,677)
  Distribution to dissenting shareholder                                     --            (360)
  Exercise of stock options                                                  --             123
                                                                   ------------    ------------
                                                                          5,038           7,327
Net decrease in cash and cash equivalents for Allen Tank for the
  12-week period ended March 31, 1998                                        --            (120)
                                                                   ------------    ------------
Net change in cash and cash equivalents                                     606          (6,639)
Cash and cash equivalents at beginning of period                          1,125           8,482
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $      1,731    $      1,843
                                                                   ============    ============


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

     The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At December 31, 1999, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

     The amounts reported for the nine month period ended December 31, l998 have been restated to reflect a revised calculation of the effects of the Allen Tank, Inc. pooling of interests, described below. The change from the amounts previously reported was to increase revenue, net income and earnings per share for the nine month period ended December 31, l998 by $2,746,000, $539,000 and $0.08, respectively.

     These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's Annual Report on Form 10-K.

3.   MERGERS & ACQUISITIONS

     On July 24, 1998 the Company acquired all of the outstanding common stock of Allen Tank, Inc. ("Allen Tank") for 819,000 shares of UNIFAB International, Inc. common stock, plus $1.2 million in cash and notes paid to a dissenting shareholder. The business combination was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Allen Tank. Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated condensed financial statements are summarized below:


                Nine Months
                    Ended
                December 31,
                    1998
                -----------
Revenues:
   UNIFAB       $    52,654
                -----------
   Allen Tank        33,824
                -----------
     Combined   $    86,478
                ===========

Net Income:
   UNIFAB       $     3,523
                -----------
   Allen Tank         3,530
                -----------
     Combined   $     7,053
                ===========


     On April 29, 1999, the Company completed its acquisition of Oil Barges, Inc. ("OBI") and equipment and machinery from Southern Rentals, LLC, an affiliate of OBI. The purchase price was approximately $7.2 million paid through the issuance of approximately 700,000 shares of UNIFAB International, Inc. common stock. OBI recognized revenue and pretax income of $28.0 million and $1.2 million, respectively, for the year ended December 31, l998. Prior to the acquisition, the Company advanced $2.0 million to OBI for working capital needs under the terms of a secured credit agreement, secured by substantially all assets of OBI. At March 31, l999, the outstanding balance was $2.0 million and was included in noncurrent assets. OBI operates as a wholly owned subsidiary of UNIFAB International, Inc. The business combination has been accounted for under the purchase method of accounting.

4.   CREDIT ARRANGEMENT

     On November 30, l999, the Company entered into a Secured Senior Credit Facility Agreement with a syndicated group of financial institutions (the Bank Group) for $40 million in total credit facilities (the Secured Senior Credit Facility). Under the terms of the facility, the Company can borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility provides for $10.0 million under a term loan facility with monthly principal payments of $167,000, plus interest, beginning December 1999. Borrowings under the Secured Senior Credit Facility bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus a variable interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Secured Senior Credit Facility Agreement. At December 31, 1999, the applicable borrowing rates, including the margin, were 9.75% and 9.5%, respectively. The fee for issued letters of credit is 2% per annum on the principle amount of letters of credit issued for performance or payment, or 3% per annum on the principle amount if the letter of credit is a financial letter of credit. The unused commitment fee is

1/2 of 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The revolving portion of the Secured Senior Credit Facility matures November 2002 and the term portion matures November 2004.

     At December 31, 1999, the Company was not in compliance with certain financial covenants in the Secured Senior Credit Facility. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant and did not meet the minimum fixed charge coverage ratio covenant, as defined in the agreement. At the request of the Company, the Bank Group has executed a waiver for these financial covenants for the period ended December 31, 1999. The Company expects to execute an amendment to the Secured Senior Credit Facility prior to March 31, 2000, which will revise these financial covenants and cure the default. As a result, the outstanding indebtedness under the Secured Credit Facility has been classified noncurrent in the December 31, 1999 balance sheet.

     At December 31, l999, the Company had $11.4 million in borrowings and $4.6 million in letters of credit outstanding under the revolving credit facility and $9.8 million outstanding under the term loan facility.

5.   PRO FORMA EARNINGS PER SHARE

     Pro forma earnings per share for the nine month period ended December 31, 1998 include the pro forma effect for the application of federal and state income taxes on the earnings of Allen Tank, Inc. as if it had always been a C corporation. Prior to the merger with the Company, Allen Tank, Inc. had operated as an S Corporation. Allen Tank, Inc. elected to terminate its S Corporation status on the date of the merger and as a result became subject to corporate level income taxation. The basic and diluted earnings per share calculations include shares issued in the Allen Tank merger, giving effect to the issuance at the beginning of the periods presented.

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

RESULTS OF OPERATIONS

     Revenue for the three months ended December 31, 1999 decreased 23% to $18.1 million from $23.5 for the three months ended December 31, 1998. For the nine-month periods ended December 31, 1999 and l998, revenue was $55.8 million and $86.5 million, respectively. The decrease is primarily due to the general reduction in demand for the Company's structural and process equipment fabrication services brought on by reduced expenditures by oil and gas companies. At December 31, 1999 backlog was approximately $18.4 million.

     Cost of revenue for the three months ended December 31, 1999 decreased 12% or $2.2 million to $16.3 million from $18.5 million in the three months ended December 31, 1998. For the nine-month period ended December 31, 1999, cost of revenue of $48.9 million was $19.9 million or 29% lower than for the same period in 1998. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs increased in the December quarter as a percentage of revenues to 90.5% in l999 from 78.9% in 1998, and to 87.7% for the nine months ended December 31, l999 from 79.6% for the same period in l998. The increase in costs as a percentage of revenues reflects reduced margins for all services from the same period last year caused by the decreased demand noted above and the increased competition for the projects being awarded. This lower level of activity has resulted in a reduced number of man hours worked at the Company's main fabrication facilities, thereby reducing profits available to cover the fixed overhead of those facilities.

     Gross profit for the three and nine months ended December 31, 1999 decreased to $1.7 million and $6.9 million, respectively, from $4.9 million and $17.6 for the corresponding periods in 1998. The decreased profit is mainly due to reduced margins for all services, resulting from the increased competition for projects and lower activity levels noted above.

     Selling, general and administrative expense decreased to $1.9 million in the three months ended December 31, 1999 from $2.0 million in the same period in 1998, and to $6.1 million in the nine months ended December 31, 1999 from $6.9 million in the same period in 1998. This decrease is mainly due to the savings resulting from consolidation of administrative functions and facilities, including elimination of certain duplicative administrative positions.

     Other income (expense) includes interest income and expense, which fluctuate with the weighted average amount of funds invested or borrowed over the period. Other expense for the nine months ended December 31, 1998 also includes approximately $275,000 in costs associated with the acquisition of Allen Tank, Inc. on July 24, 1998, which was accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. The Company's available funds and $5.5 million generated from operations and financing activities together funded investing activities of $4.9 million during the nine months ended December 31, 1999. Investing activities consisted mainly of capital expenditures, including continued development of the Company's deep-water fabrication and drilling rig-refurbishing facility in Lake Charles, Louisiana.

     The Company's deep-water fabrication and drilling rig-refurbishing facility is located on property leased from the Lake Charles Harbor and Terminal District. The Company estimates that the facility will be completed in April 2000. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through December 31, l999 the Company has funded approximately $3.7 million toward the development of this facility. The Company expects to fund the remaining commitment for these capital expenditures through additional borrowings and funds generated from operations.

     On November 30, l999, the Company entered into a Secured Senior Credit Facility Agreement with a syndicated group of financial institutions (the Bank Group) for $40 million in total credit facilities (the Secured Senior Credit Facility). Under the terms of the facility, the Company can borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility provides for $10.0 million under a term loan facility with monthly principal payments of $167,000, plus interest, beginning December 1999. Borrowings under the Secured Senior Credit Facility bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus a variable interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Secured Senior Credit Facility Agreement. At December 31, 1999, the applicable borrowing rates, including the margin, were 9.75% and 9.5%, respectively. The fee for issued letters of credit is 2% per annum on the principle amount of letters of credit issued for performance or payment, or 3% per annum on the principle amount if the letter of credit is a financial letter of credit. The unused commitment fee is 1/2 of 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The revolving portion of the Secured Senior Credit Facility matures November 2002 and the term portion matures November 2004.

     At December 31, 1999, the Company was not in compliance with certain financial covenants in the Secured Senior Credit Facility. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant and did not meet the minimum fixed charge coverage ratio covenant, as defined in the agreement. At the request of the Company, the Bank Group has executed a waiver for these financial covenants for the period ended December 31, 1999. The Company expects to execute an amendment to the Secured Senior Credit Facility prior to March 31, 2000, which will revise these financial covenants and cure the default. As a result, the outstanding indebtedness under the Secured Credit Facility has been classified noncurrent in the December 31, 1999 balance sheet.

     At December 31, l999, the Company had $11.4 million in borrowings and $4.6 million in letters of credit outstanding under the revolving credit facility and $9.8 million outstanding under the term loan facility.

     Management believes that its available funds, cash generated by operating activities and funds available under the Secured Senior Credit Facility described above will be sufficient to fund planned capital expenditures, future acquisitions, scheduled payments under the term loan facility and other commitments, and its working capital needs for the next 12 months. In the normal course of business, the Company evaluates its capital structure in light of alternatives available to it. Additionally, any expansion of the Company's operations through future acquisitions may require equity or debt financing.

IMPACT OF THE YEAR 2000

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

     The Company believes it has taken prudent, appropriate measures to assess its internal systems and to prepare them for Year 2000 issues. While the Company intends to continue to monitor Year 2000 issues, it experienced no significant problems from them and does not expect to incur significant additional expense caused by Year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10K for the year ended March 31, l999. No material changes have occurred since March 31, l999.

PART II

ITEM 5. OTHER INFORMATION

     On February 14, 2000 the Company announced its third quarter fiscal 2000 operating results and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number           Description

          27.1                     Financial Data Schedule

          99.1 Press release issued by the Company on February 14, 2000 announcing its operating results and related matters for the third quarter fiscal year ending March 31, 2000.

     (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIFAB International, Inc.
                                    --------------------------------------------



Date February 14, 2000              /s/ Peter J. Roman
     -----------------              --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT

Number              Description
------              -----------
27.1                Financial Data Schedule

99.1 Press release issued by the Company on February 14, 2000 announcing its operating results and related matters for the third quarter fiscal year ending March 31, 2000.