Form 10-Q/A
period 1999-12-31
UNIFAB INTERNATIONAL INC
filed 2000-02-15
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q/A-1

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number     Description

          10.1 Credit Agreement by and among Unifab International, Inc. (as Borrower), Bank One Louisiana, National Association, (as Agent) and the Lenders Party Hereto dated November 30, 1999.

          27.1               Financial Data Schedule*

          99.1 Press release issued by the Company on February 14, 2000 announcing its operating results and related matters for the third quarter fiscal year ending March 31, 2000.*

     (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

      *   Exhibit previously filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIFAB International, Inc.
                                    --------------------------------------------



Date February 15, 2000              /s/ Peter J. Roman
     -----------------              --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT

          Exhibit Number     Description
          --------------     -----------
          10.1               Credit Agreement by and among Unifab International,
                             Inc. (as Borrower), Bank One Louisiana, National
                             Association, (as Agent) and the Lenders Party
                             Hereto dated November 30, 1999.

          27.1               Financial Data Schedule*

          99.1 Press release issued by the Company on February 14, 2000 announcing its operating results and related matters for the third quarter fiscal year ending
                             March 31, 2000.*

      *   Exhibit previously filed