Form 10-K
period 2000-03-31
UNIFAB INTERNATIONAL INC
filed 2000-06-29
CIK 101990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO
                                           ----------------    ----------------

Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Louisiana                                 72-1382998
--------------------------------------------        ---------------------------
        (State or other jurisdiction                     (I.R.S. Employer
      or incorporation or organization)                 Identification No.)


               5007 Port Road
               New Iberia, LA                                 70562
--------------------------------------------         -------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (337) 367-8291
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes   X   No
    -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
                                                         -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 15, 2000 was approximately $27.6 million.

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at June 15, 2000 was 6,820,305.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2000 annual meeting of shareholders are incorporated by reference into Part III of this report.

                           UNIFAB INTERNATIONAL, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                      THE FISCAL YEAR ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I
      Items 1 and 2.  Business and Properties.................................................     1
      Item 3.         Legal Proceedings.......................................................    12
      Item 4.         Submission of Matters to a Vote of Security Holders.....................    12
                      Executive Officers of the Registrant....................................    13
PART II
      Item 5.         Market for Registrant's Common Equity and Related Shareholder
                         Matters..............................................................    13
      Item 6.         Selected Financial Data.................................................    15
      Item 7.         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations............................................    16
      Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............    20
      Item 8.         Financial Statements and Supplementary Data.............................    20
      Item 9.         Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure.............................................    20

PART III
      Item 10.        Directors and Executive Officers of the Registrant......................    20
      Item 11.        Executive Compensation..................................................    20
      Item 12.        Security Ownership of Certain Beneficial Owners and Management..........    20
      Item 13.        Certain Relationships and Related Transactions..........................    20

PART IV
      Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K........    21

FINANCIAL STATEMENTS..........................................................................   F-1

SIGNATURES....................................................................................   S-1

EXHIBIT INDEX.................................................................................   E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

    UNIFAB International, Inc. (together with its subsidiaries "the Company") is an industry leader in the custom fabrication of decks and modules of drilling and production equipment weighing up to 6,500 tons for offshore oil and gas platforms, and has special expertise in the fabrication of decks with complex piping requirements. The Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company also designs and manufactures production process systems and drilling masts under ASME and ISO 9001 quality certifications.

    Decks and modules fabricated by the Company can be installed on fixed and floating platforms regardless of water depth. The Company also fabricates jackets for fixed platforms, pilings and other rolled tubular steel sections, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors and modules for the onshore petrochemical and refining industries. In addition, the Company refurbishes and retrofits existing jackets and decks and performs offshore piping hook-up and platform maintenance services. Allen Process Systems, LLC, a wholly owned subsidiary, designs and manufactures specialized process systems and provides engineering and field commissioning services related to production systems. Through a wholly-owned subsidiary, Oil Barges, Inc., the Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly owned subsidiary, UNIFAB International West, LLC, in Lake Charles, Louisiana, the Company provides industrial maintenance services and repair, refurbishment and conversion services for oil and gas drilling rigs. Structures fabricated by the Company are installed in oil and gas producing waters around the world, primarily the U.S. Gulf of Mexico (the "Gulf of Mexico") and offshore West Africa. The Company's ability to provide high quality fabrication services and maintain control over costs has enabled it to be profitable nearly every year since its founding in 1980.

    Demand for the Company's services is primarily a function of worldwide offshore oil and gas activity. Improvements in production techniques and seismic and drilling technology, including three-dimensional seismic and directional drilling techniques, have resulted in increased drilling success rates and reduced costs. While the average number of active offshore rigs in the Gulf of Mexico and worldwide increased in 1999 over 1998, there were fewer projects available during the year. This decrease in demand resulted in a decrease in revenue in the Company's fiscal year ended March 31, 2000 versus fiscal year ended March 31, 1999.

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

    On April 29, 1999, the Company acquired all of the outstanding common stock of Oil Barges, Inc. ("OBI") and substantially all assets of Southern Rentals, LLC, an affiliate of OBI in exchange for approximately 700,000 shares of the Company's common stock. OBI designs and fabricates drilling rigs from its 22-acre facility in New Iberia, Louisiana, which is near the Company's Port of Iberia facilities. OBI has completed a first-of-a-kind drilling barge for an international drilling company, which will be utilized in Nigeria. This drilling rig incorporates OBI's proprietary substructure technology, which makes it uniquely suited to address some of the problems encountered in oil and gas production in Nigeria, and has applications worldwide. OBI furnished all design, fabrication and equipment for the drilling rig and 84-man living quarters, including equipment that had been renovated at the Company's refurbishment facility in Parks, Louisiana. Superior Derrick Services, a wholly owned subsidiary of OBI, manufactured the 1.5 million-pound hookload mast used on the drilling rig.

    On June 24, 1999, the Company acquired the assets of Compression Engineering Services, Inc. ("CESI") for 60,000 shares of the Company's common stock. CESI provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation and equipment sourcing and inspection. CESI operates as a division of Allen Process Systems, LLC.

DESCRIPTION OF OPERATIONS

    The Company's primary activity is the fabrication of decks and modules for offshore oil and gas drilling and production platforms, including the design and manufacturing of production processing systems for application throughout the world. The Company has extensive experience in the fabrication of decks and modules with complex piping requirements and believes that its reputation for efficient, timely and high quality production of these structures gives it a competitive advantage in obtaining projects of this type. The Company can build and load out decks and modules weighing up to 6,500 tons. The Company also fabricates jackets for fixed production platforms for use in up to 300 feet of water. Other structures fabricated by the Company include buoyancy cans for deep water oil and gas production facilities, pilings and other rolled tubular steel sections, modules of drilling and production equipment, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors, other structures used in production and development activities and production processing systems and other modules for the onshore petrochemical and refining industries. The Company can construct and has in the past constructed platform drilling rigs, posted drilling rigs and barges.

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

    Through its wholly owned subsidiary, Allen Process Systems, LLC, the Company designs and manufacturers equipment and pressure vessels to customer specifications. Production process systems include oil and gas separation systems, dehydrators and desalters, glycol dehydrators and the associated mechanical, structural and electrical instrumentation and components of these systems. The Company can fabricate these systems using a wide range of alloys as well as carbon steel. The design process utilizes state-of-the-art, computer-aided design and drafting technology to deliver high quality, accurate design and fabrication drawings. In some instances, the customer may supply equipment and pressure vessels. Compression Engineering Services, a division of Allen Process Systems, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation and equipment sourcing and inspection.

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

    The Company performs a wide range of testing and commissioning activities. Virtually every contract requires, at a minimum, nondestructive testing of structural and piping welds, piping hydrostatic pressure testing and loop testing of instrumentation and electrical systems. The Company also commonly performs commissioning of certain process subsystems. A series of protective coatings is applied to the critical areas of the deck or module to resist the extremely corrosive conditions in an offshore environment. The Company generally subcontracts certain parts of the work to qualified subcontractors, particularly electrical, instrumentation and painting.

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

    DRILLING RIG CONSTRUCTION AND REFURBISHMENT. The Company designs and fabricates drilling rigs at a 22-acre facility in New Iberia, Louisiana, through a wholly owned subsidiary, OBI. The Company also performs maintenance, refurbishment and upgrade services on deep-water drilling rigs and jack ups at its deep-water facility near Lake Charles, Louisiana. The Company has been developing the capabilities of this facility to support refurbishment upgrades of jack up and semi submersible drilling rigs for deep water use and, as required by customer demand, to support new construction of drilling rigs, platforms and platform components. At this time, the facility is approximately 95% complete and is expected to be fully functional by the middle of 2000.

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

FACILITIES AND EQUIPMENT

    FACILITIES. The Company's corporate headquarters and main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana, approximately 20 miles southeast of Lafayette, Louisiana and 30 miles north of the Gulf of Mexico. These fabrication facilities include approximately 217 acres developed for fabrication, one 12,000 square-foot office building that houses administrative staff, approximately 335,000 square feet of covered fabrication area, and approximately 45,500 square feet of warehouse and other storage area. The facilities also have approximately 11,000 linear feet of water frontage, of which 4,100 feet is steel bulkhead which permits outloading of heavy structures.

    The structures that the Company fabricates are transported from the New Iberia facilities by barge to the Gulf of Mexico by offshore construction companies. Barges loaded with completed structures weighing up to 3,500 tons can travel through any of several currently available water routes from the Company's facilities at the Port of Iberia to the Gulf of Mexico. Although recent improvements to the Company's slip, bulkhead and loadout facilities enable the Company to produce decks and deck components weighing up to 6,500 tons, special efforts, including dredging, would be needed to permit barges carrying structures from 3,500 to 6,500 tons to travel from the Port of Iberia facility to the Gulf of Mexico, which would add costs to the project that the customer may be unwilling to bear. One main route to the Gulf of Mexico, the Freshwater Bayou Channel, provides 12 feet of water depth to the Gulf of Mexico, but the dimensions of locks on this channel prevent the transport of structures more than 80 feet in width. There is a by-pass channel around these locks, recently dredged to remove silt build up, which permits continuous passage to the Gulf of Mexico with at least 12 feet of water depth at all points and without any material width restrictions. This water depth would generally permit the transportation of structures weighing up to 6,000 tons.

    The Company's facility in Lake Charles, Louisiana is located on an industrial canal at the intersection of the Intracoastal Canal and the Calcasieu Ship Channel, 12 miles south of Lake Charles and 20 miles from the Gulf of Mexico. The industrial canal is dredged to a 40-foot water depth with a bottom width of 400 feet. The facility is currently being leased from the Lake Charles Harbor & Terminal District under a 17-year lease, including option periods, and with options to lease up to 69 acres. The facility has 92,300 square feet of covered fabrication area, approximately 9,400 square feet of covered warehouse area and administrative support facilities on the site. The facility has 1,100 linear feet of steel bulkhead water frontage. The access of this facility to the Gulf of Mexico imposes no weight or size limitations on any structure fabricated or refurbished there.

    The Company also leases administrative offices in Wimbledon, England and a sales office in Houston, Texas.

    EQUIPMENT. The Company's main fabrication facilities house its Bertsch steel plate bending rolls with capacities to roll up to four-inch steel plate into structural components. These plate rolls allow the Company to provide 100% of its rolling needs and enable the Company to reduce the risk of cost overruns and delays in project completion. In addition, the Company sells roll steel goods to other fabricators on a subcontracting basis. The Company also uses a Huber oven for stress relief and heat treatment of high-pressure vessels. This oven allows the Company to bend steel plate up to 5 1/2" thickness. The Company owns a grit blast system that can blast steel at a rate approximately ten times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

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

SAFETY AND QUALITY ASSURANCE

    Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations. The Company provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and training programs as required by OSHA regulations. The Company also employs several safety technicians. The Company has a comprehensive drug-testing program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer elected field representatives, meets monthly to discuss safety concerns and suggestions that could prevent future accidents. The Company has at times contracted with a third-party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

    The Company fabricates to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and specific customer specifications. The Company uses welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs are conducted to upgrade skilled personnel and maintain high quality standards. In addition, the Company maintains on-site facilities for the x-ray of all pipe welds, which process is performed by an independent contractor. Management believes that these programs generally enhance the quality of its products and reduce their repair rate.

    Allen Process Systems, LLC and Superior Derricks, Inc. are certified as ISO 9001 fabricators. ISO 9001 is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification. Universal Fabricators and Unifab International West, LLC are in the process of applying for ISO 9001 certification.

CUSTOMERS AND CONTRACTING

    The Company's customers are primarily major and independent oil and gas companies and offshore marine construction contractors. Fixed platforms and other structures fabricated by the Company are used primarily offshore West Africa and in the Gulf of Mexico. Process equipment manufactured by the Company are in use world wide.

    A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. The following table provides information with respect to customers who accounted for more than 10% of the Company's revenue for each of the three fiscal years ending March 31, 2000:

  YEAR ENDED MARCH 31,                   CUSTOMER                  % OF REVENUE
  --------------------                   --------                  ------------
          2000            Amoco Trinidad, ENPPI                         26
          1999            Amoco Trinidad, Shell Offshore, Inc.          20
          1998            Bouygues Offshore, Shell Offshore, Inc.       30

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

    The following table sets forth for the periods presented the percentage of the Company's revenue derived from each type of contract used by the Company:

                              YEAR ENDED MARCH 31,
                              --------------------
 TYPE OF CONTRACT (1)      2000       1999       1998
 --------------------      ----       ----       ----
Fixed-Price........        75.7%      69.6%      67.3%
Time and Materials.        24.2%      30.3%      32.6%

----------
(1)      Remaining revenues were derived from storage fees.

SEASONALITY

    The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the U.S. Gulf Coast throughout the year. As a result, the Company's revenue, gross profit and net income during the third quarter of each fiscal year, the December quarter, are subject to being disproportionately low as compared to the first and second quarters, the June and September quarters, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters. The table below indicates for each quarter of the Company's last three fiscal years the percentage of annual revenue and net income earned and the number of direct labor hours worked in each quarter.

                                      2000                          1999                         1998
                                      ----                          ----                         ----
                          1ST.    2ND     3RD     4TH     1ST.   2ND    3RD    4TH     1ST.   2ND     3RD    4TH
                          QTR.    QTR.    QTR.    QTR.    QTR.   QTR.   QTR.   QTR.    QTR.   QTR.    QTR.   QTR.
                          ----    ----    ----    ----    ----   ----   ----   ----    ----   ----    ----   ----
Revenue................    22%     29%     25%     24%     30%    30%    23%    17%     20%    33%    20%     27%
Net income (loss)......     5%      4%    (19%)   (90%)    51%    34%    26%   (11%)    15%    35%    21%     29%
Direct labor hours worked
  (in thousands).......   318     277     210     235     413    344    299    268     322    323    295     469

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

BACKLOG

    As of March 31, 2000, the Company's backlog was approximately $19.2 million, all of which management expects to be performed before April 2001.

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

    In addition to government regulation, various private industry organizations, such as the International Standards Organization, the American Bureau of Shipping, the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to in the fabrication process.

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

EMPLOYEES

    The Company's workforce varies based on the level of ongoing operating activity at any particular time. As of June 15, 2000, the Company employed approximately 600 full-time production employees at its four operating facilities, three of which are located in New Iberia, Louisiana and one in Lake Charles, Louisiana. The Company also engages the services of subcontractors to perform specific tasks in connection with certain projects. Management estimates these subcontractors have in the past provided over 250 workers depending on the volume and nature of Company projects. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

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

    The Company has taken an active role in the movement to create a more business-oriented educational system in Louisiana. For example, Dailey J. Berard, the Company's President, Chief Executive Officer and Chairman of the Board, has been appointed by Louisiana Governor Mike Foster to the Louisiana Workforce Commission, a group consisting of 25 members, 11 of whom are representatives of business and industry. This Commission, which was established by recent Louisiana legislation, will oversee the spending of $630 million in job training funds appropriated by the legislature. The Commission will coordinate federal worker training programs, exercise authority over policy and funding decisions for worker training programs, oversee an occupational information system and create regional employer-oriented workforce boards. Although there can be no assurance that such initiatives will enable the Company to meet its hiring needs, management believes that, in the long-term, initiatives like these are the best methods for increasing the pool of skilled workers from which it can draw employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices of each of the executive officers of the Company as of June 20, 2000:

          NAME            AGE                 POSITION
          ----            ---                 --------
Dailey J. Berard......     70   President, Chief Executive Officer
                                  and Chairman of the Board
Vincent Cuevas........     52   Vice President
Philip Patout.........     52   Vice President
Peter J. Roman........     49   Vice President and Chief Financial Officer

    Dailey J. Berard has served as President, Chief Executive Officer and Chairman of the Board of the Company since its founding in 1980. He was trained as a civil engineer and has over 47 years of experience in the oil service industry, working with several different companies, including Houston-New Orleans, Inc., Houston Systems Manufacturing Company and Norman Offshore Pipelines, Inc.

    Vincent J. Cuevas is one of the founders of Allen Tank in 1988. Mr. Cuevas is a Mechanical Engineer with a BSME from the University of Mississippi with 30 years of experience in the oil and gas industry. He currently serves as President of Allen Process Systems. He began his career with National Tank Co. where he last held the position of Regional Sales and Marketing Manager. He was also with McDermott International, Inc., most recently as Middle East Project Coordinator. Mr. Cuevas was appointed Vice President effective June 20, 2000 by the Board of Directors of the Company.

    Philip J. Patout is one of the former owners of OBI and currently serves as the President of OBI. He is a Mechanical Engineer with a degree from the University of Southwest Louisiana and is a registered professional engineer in Louisiana. Mr. Patout has nearly 30 years experience in the oil and gas industry serving from sales to executive management. He was founder and President of Mardrill, Inc. and President of Mallard Drilling. Mr. Patout was appointed Vice President effective June 20, 2000 by the Board of Directors of the Company.

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

    Mr. David Berard served as Vice President Operations and as an executing officer of the Company through June 20, 2000.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "UFAB." At June 15, 2000, the Company had approximately 857 holders of record of its Common Stock .

    The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading in the Common Stock began on September 19, 1997.

                                                                 HIGH       LOW
                                                                 ----       ---
Fiscal Year 2000
     First Quarter                                              $12.25      $6.38
     Second Quarter                                               9.75       6.75
     Third Quarter                                                8.03       5.13
     Fourth Quarter                                               9.75       5.63

Fiscal Year l999
     First Quarter                                              $24.50     $14.50
     Second Quarter                                              16.00       7.00
     Third Quarter                                               12.81       7.00
     Fourth Quarter                                               9.38       6.25

Fiscal Year l998
     Second Quarter (commencing September 19, 1997)             $41.00     $28.88
     Third Quarter                                               43.88      15.88
     Fourth Quarter                                              20.88      13.38

    The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business and, therefore, does not plan to pay any cash dividends to holders of its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        YEAR ENDED MARCH 31 (1)
                                                   ------------------------------------------------------------------------
                                                       2000           1999          1998            1997           1996
                                                   -----------    ------------   -----------    -----------   -------------
                                                               (Dollars in thousands, except per share data)
Statement of Operations Data:
  Revenue .......................................  $    73,124    $   103,866    $   109,170    $    92,310    $    65,719
  Cost of revenue ...............................       66,431         85,311         91,777         79,891         52,549
                                                   -----------    -----------    -----------    -----------    -----------
  Gross profit ..................................        6,693         18,555         17,393         12,419         13,170
  General and administrative expense ............        8,160          9,058          6,807          4,579          4,088
                                                   -----------    -----------    -----------    -----------    -----------
  Operating income (loss) .......................       (1,467)         9,497         10,586          7,840          9,082
  Other income (expense), net ...................       (1,289)          (890)          (470)          (974)          (584)
                                                   -----------    -----------    -----------    -----------    -----------
  Income (loss) before income taxes .............       (2,756)         8,607         10,116          6,866          8,498
  Income tax expense ............................         (685)         2,264          2,896          2,554          3,888
                                                   -----------    -----------    -----------    -----------    -----------
  Net income (loss) .............................  $    (2,071)   $     6,343    $     7,220    $     4,312    $     4,610
                                                   ===========    ===========    ===========    ===========    ===========
  Earnings (loss) per share .....................
   Basic ........................................  $     (0.31)   $      1.06    $      1.39    $      0.98    $      1.05
                                                   ===========    ===========    ===========    ===========    ===========
   Diluted ......................................  $     (0.31)   $      1.06    $      1.38    $      0.98    $      1.05
                                                   ===========    ===========    ===========    ===========    ===========
  Weighted average shares outstanding ...........
   Basic ........................................        6,723          5,972          5,192          4,400          4,400
   Diluted ......................................        6,723          5,972          5,213          4,400          4,400
  Cash dividends declared per common share (2) ... $        --    $        --    $      1.03    $      1.66    $      0.55
Pro forma data: (3)
  Income before income taxes ....................                 $     8,607    $    10,116    $     6,866    $     8,498
  Pro forma provision for income taxes ..........                       2,863          3,595          2,666          3,195
                                                                  -----------    -----------    -----------    -----------
  Pro forma net income ..........................                 $     5,744    $     6,521    $     4,200    $     5,303
                                                                  ===========    ===========    ===========    ===========
  Pro forma basic earnings per share ............                 $      0.96    $      1.26    $      0.95    $      1.21
                                                                  ===========    ===========    ===========    ===========
  Pro forma diluted earnings per share ..........                 $      0.96    $      1.25    $      0.95    $      1.21
                                                                  ===========    ===========    ===========    ===========
Other Financial Data:
  Depreciation and amortization .................  $     2,757    $     2,142    $     1,265    $       980    $       882
  Capital expenditures ..........................        7,557          9,640          5,472          1,291            749
  Net cash provided by (used in)
   operating activities .........................         (678)         1,997          8,661            964           (538)
  Net cash provided by (used in)
   investing activities .........................       (7,358)       (11,112)       (10,273)        (1,304)          (818)
  Net cash provided by (used in)
   financing activities .........................        7,100          1,878          9,001         (3,607)         3,034

Operating Data:
  Direct labor hours worked .....................    1,040,000      1,324,000      1,409,000      1,177,000        877,000
  Number of employees (at end of period) ........          600            416            685            510            420
  Backlog (at end of period) ....................  $    19,231    $    27,088    $    50,340    $    44,903    $    51,111

                                                                              AS OF MARCH 31,
                                                   ------------------------------------------------------------------------
                                                       2000           1999          1998            1997           1996
                                                   -----------    ------------   -----------    -----------   -------------
                                                                                (In Thousands)
Balance Sheet Data:
  Working capital (deficit) ......................  $ (3,789)        $11,009       $12,925        $ 2,795       $ 4,833
  Property, plant and equipment, net..............    31,708          23,259        13,333          7,947         7,646
  Total assets ...................................    84,651          70,021        59,710         42,786        35,430
  Debt ...........................................    24,720          17,579        12,177         14,500        12,300
  Shareholders' equity ...........................    44,268          39,567        33,202         10,540        12,035

----------

(1) All financial information has been restated for the pooling with Allen Tank. The effects of all other acquisitions were accounted for as purchase transactions and have been included from the effective date of the acquisition.

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

    The Company's results of operations depend primarily on (i) the level of oil and gas exploration and development activity of oil and gas companies in the Gulf of Mexico, offshore West Africa, South and Central America and the Middle East; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements; and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices and changes in technology which reduce costs and improve expected returns on investment. In addition, improvements in three-dimensional seismic, directional drilling, production techniques and other advances in technology have increased drilling success rates and reduced costs. Prior to 1998, the average number of active offshore rigs worldwide and in the Gulf of Mexico had increased annually since December 31, 1992. However, declining commodity prices, reduced drilling budgets and a lack of confidence in the recovery of commodity prices in 1998 caused a reduction in the level of drilling activity and a delay or suspension in projects being planned. These commodity prices increased in 1999 and remain at elevated levels, which should increase drilling activity in the future.

    During the fiscal years ended March 31, 2000, 1999 and 1998, 62%, 51% and 40%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the Gulf of Mexico. The Company believes that its strong presence in both overseas markets and the Gulf of Mexico market has enabled it to remain competitive and obtain fabrication work worldwide. The Company expects that an increased activity level in the Gulf of Mexico will lead to an increasing percentage of the Company's revenue coming from projects intended for installation in the Gulf of Mexico, although no assurance can be given as to continued strong commodity price or any resulting increased drilling activity by the oil and gas companies.

    Most of the Company's revenue and expenses are recognized on a percentage-of-completion basis determined by the ratio that labor, labor and subcontracting costs, or total contract costs incurred bear to the total estimated labor, labor and subcontracting costs or total contract costs required for completion. Accordingly, expected labor and subcontracting costs and other contract costs are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. To the extent that these adjustments result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Revenue from time and materials contracts is recognized on the basis of direct labor hours worked at fixed hourly rates and the cost of materials or subcontract costs incurred plus mark-up.

RESULTS OF OPERATIONS

Comparison of the Years Ended March 31, 2000 and 1999

    During the year ended March 31, 2000, the Company's revenue was $73.1 million, a 30% decrease from the $103.9 million generated in the year ended March 31, 1999. This decrease was primarily caused by the general reduction in demand for the Company's structural fabrication services, and, to a lesser degree, process equipment design and fabrication services, both in the Gulf of Mexico and internationally. Generally, these reduced levels of demand were the result of continued delay in award of construction projects in spite of the recovery of the price of oil and gas. Total direct labor hours worked decreased 56% from the levels experienced in the prior fiscal year. In particular, structural fabrication and process equipment design and fabrication revenue decreased 31.8% to $63.2 million from $92.6 million. International project management revenue decreased 44.8% to $2.6 million. Rig refurbishment and plant maintenance revenue increased 10.7% over the prior fiscal year to $7.3 million, mainly due to the operations of OBI, acquired in April 1999.

    Cost of revenue was $66.4 million in fiscal 2000 compared to $85.3 million in fiscal 1999. These costs increased as a percentage of revenues to 90.8% in fiscal 2000 from 82.1% in fiscal 1999. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). The increase in costs as a percentage of revenues reflects reduced margins for all services from the same period last year caused by the decreased demand noted above and the increased competition for the projects being awarded. This lower level of activity has resulted in a reduced number of man-hours worked at the Company's main fabrication facilities, thereby reducing profits available to cover the fixed overhead of those facilities.

    Selling, general and administrative expense was $8.2 million in fiscal 2000 compared to $9.1 million in fiscal 1999. This reduction in selling, general and administrative costs was mainly due to cost reductions resulting from consolidation of administrative functions and facilities, including elimination of certain duplicative administrative positions. These reductions were offset in part by the additional selling, general and administrative costs of OBI and CESI, which were acquired in fiscal 2000.

    Interest income decreased to $115,000 in fiscal 2000 from $306,000 in fiscal 1999, as the weighted average of invested funds was lower in fiscal 2000 as compared to fiscal 1999, mainly from the investment of the Company's available cash in facilities and equipment in fiscal 2000 and the overall reduced activity levels and profits in fiscal 2000 compared to fiscal 1999.

    Interest expense increased to $1.4 million in 2000 from $0.9 million in 1999. This increase is the result of increased borrowings under the Company's line of credit, which funded asset expenditures and continued development of the Company's deep-water facility in Lake Charles, Louisiana.

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

    Selling, general and administrative expense was $9.1 million in fiscal 1999 compared to $6.8 million in fiscal 1998. The Company's selling, general and administrative expense as a percentage of revenue increased to 8.7% in 1999 as compared to 6.2% in fiscal 1998. This increase is mainly due to regulatory, reporting and other costs associated with being a corporation with publicly traded securities for a full year, increased amortization of goodwill from the PIM and LATOKA acquisitions, and the additional selling, general and administrative costs associated with the Company's operations in Lake Charles, Louisiana and London, England.

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

    Interest expense decreased to $0.9 million in fiscal 1999 from $1.1 million in fiscal 1998. This decrease is the result of capitalized interest of approximately $0.4 million, offset in part by increased borrowings under the Company's line of credit and debt acquired in the acquisitions of Allen Tank and Latoka.

    Other expense in fiscal 1999 includes costs of $303,000 associated with the pooling of Allen Tank. This business combination was accounted for as a pooling of interests, and accordingly, the costs associated with the pooling were expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. The Company's available funds and $7.1 million generated from financing activities together funded cash used in operations of $0.7 million and investing activities of $7.4 million during the fiscal year ended March 31, 2000. Investing activities consisted mainly of capital expenditures of $7.6 million.

    Capital expenditures included costs of expansion and improvements to the Company's fabrication facility in New Iberia, construction of a 67,500 square foot covered fabrication shop, 9,400 square foot covered warehouse and mechanic shop, stabilization of 22.8 acres at the Company's Lake Charles development, purchases of modern, labor-saving equipment and heavy machinery. The Company's growth has also required capital expenditures for equipment to update telecommunication and data processing capabilities.

    The Company is developing a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana. Estimated completion of the facility is July 2000. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through March 31, 2000 the Company has funded $7.0 million toward this development. The Company has funded these capital expenditures through draws on its credit facility and cash from operations.

    On November 30, l999, the Company entered into a Secured Senior Credit Facility Agreement (the "Agreement") with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the Secured Senior Credit Facility). Under the terms of the facility, the Company can borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility provides for a $10.0 million term loan with monthly principal payments of $167,000, plus interest, beginning December 1999. Borrowings under the Secured Senior Credit Facility bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus a variable interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Agreement. At March 31, 2000, the applicable borrowing rates, including the margin, were 10.25% and 9.13%, respectively. The fee for issued letters of credit is 2% per annum on the principal amount of letters of credit issued for performance or payment, or 3% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 1/2 of 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The revolving portion of the Secured Senior Credit Facility matures November 2002 and the term portion matures November 2004.

    At March 31, 2000, the Company was not in compliance with certain financial covenants in the Secured Senior Credit Facility. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant and did not meet the minimum fixed charge coverage ratio covenant, as defined in the Agreement. At the request of the Company, the Bank Group has executed a waiver for these financial covenants for the period ended March 31, 2000. Under the terms of the waiver, all new advances as well as all existing advances currently bearing interest at LIBOR plus the applicable margin shall bear interest at the prime lending rate plus margin (12.3% at June 1, 2000). In addition, certain financial reporting requirements required quarterly under the Secured Senior Credit Facility will be reported monthly. As a result of this noncompliance and anticipated noncompliance during fiscal year 2001, $22,349,000 outstanding under the Secured Senior Credit Facility has been classified current and included in Notes Payable in the March 31, 2000 balance sheet. This reclassification resulted in a working capital deficit of $3.9 million at March 31, 2000. The Company expects to execute an amendment to the Secured Senior Credit Facility prior to August 31, 2000, which will establish a borrowing base agreeable to the Bank Group and the Company, and which will establish financial covenants which are consistent with the Company's current financial condition and anticipated outlook. The Company expects that execution of this amendment will allow the amounts outstanding under the Secured Senior Credit Facility to be classified as noncurrent. In the event such an amendment does not occur, which management believes is unlikely, the Company expects adequate operating cash flows or believes it has the ability to access other sources of capital. Accordingly, management does not believe this working capital deficit will affect the normal operations of the Company during fiscal year 2001.

    At March 31, 2000, the Company had $15.0 million in borrowings and $4.1 million in letters of credit outstanding under the revolving credit facility and $9.3 million outstanding under the term loan.

    Management believes that its available funds, cash generated by operating activities, and funds available under the Credit Facility will be sufficient to fund planned capital expenditures, scheduled payments under the term credit facility and its working capital needs for the next 12 months. In the normal course of business, the Company is evaluating its capital structure and is considering alternatives to the current credit facility structure. Additionally, any expansion of the Company's operations through future acquisitions may require additional equity or debt financing.

INTANGIBLE ASSETS

    At March 31, 2000 the Company had net intangible assets which represented 18.7% of total assets and 35.8% of stockholders' equity. These net intangible assets represent goodwill recorded in connection with the Company's acquisitions. Goodwill is being amortized over periods ranging from 15 to 30 years. In assigning such amortization periods, the Company considered the following factors: (i) projected future cash flows of the acquired business;
(ii) effects of obsolescence, demand, competition and other economic factors that may reduce a useful life; and (iii) the expected actions of competitors and others that may restrict present competitive advantages. Management periodically assesses the recoverability of goodwill and considers whether it should be completely or partially written off or the amortization period accelerated. See
Note 1 to the Company's Consolidated Financial Statements for a complete discussion of the policy for evaluating goodwill for impairment. At March 31, 2000, management determined that there is no persuasive evidence that any material portion of goodwill acquired will dissipate over a shorter period than the amortization period used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $24.3 million, substantially all of the Company's notes payable was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $243,000 per year if the Company were to maintain the same debt level and structure.

     The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in fiscal 2001.

     While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     In this report, the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and executive officers called for by Item 10 will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning the compensation of the Company's executives called for by Item 11 will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by Item 13 will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

         (i) Financial Statements

                                                                      PAGE
                                                                      ----
Reports of Independent Auditors                                       F-1
Consolidated Balance Sheets                                           F-2
Consolidated Statements of Operations for the Years Ended
  March 31, 2000, 1999 and 1998                                       F-3
Consolidated Statements of Shareholders' Equity for the Years
  Ended March 31, 2000, 1999 and 1998                                 F-4
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2000, 1999 and 1998                                       F-5
Notes to Consolidated Financial Statements                            F-6

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

     (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                         Reports of Independent Auditors


The Board of Directors and Shareholders
UNIFAB International, Inc.

We have audited the accompanying consolidated balance sheets of UNIFAB International, Inc. as of March 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Allen Process Systems, LLC (formerly Allen Tank, Inc.), a wholly owned subsidiary, which statements reflect total revenues of $40,606,000 for the year ended December 27, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Allen Process Systems, LLC (formerly Allen Tank, Inc.), is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNIFAB International, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                               ERNST & YOUNG LLP

New Orleans, Louisiana
May 25, 2000

                                    * * * * *

The Board of Directors
Allen Tank, Inc.


We have audited the statements of income, retained earnings (operating deficit) and cash flows of Allen Tank, Inc. for the fifty-two week period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Allen Tank, Inc. for the fifty-two week period ended December 27, 1997 in conformity with generally accepted accounting principles.


                                                    LaPorte, Sehrt, Romig & Hand
                                           A Professional Accounting Corporation

March 4, 1998

                           UNIFAB International, Inc.

                           Consolidated Balance Sheets


                                                                                               MARCH 31
                                                                                        2000             1999
                                                                                      --------         --------
                                                                                            (In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    189         $  1,125
   Accounts receivable                                                                  17,794           22,997
   Costs and estimated earnings in excess of billings on uncompleted contracts           6,353            4,388
   Prepaid expenses and other assets                                                     8,709            4,060
                                                                                      --------         --------
Total current assets                                                                    33,045           32,570

Property, plant and equipment, net                                                      31,708           23,259
Goodwill, net                                                                           15,857           10,234
Other assets                                                                             4,041            3,958
                                                                                      --------         --------
Total assets                                                                          $ 84,651         $ 70,021
                                                                                      ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  7,335         $  4,075
   Billings in excess of costs and estimated earnings on uncompleted contracts           2,436            4,853
   Accrued liabilities                                                                   2,343            1,661
   Notes payable                                                                        24,720           10,972
                                                                                      --------         --------
Total current liabilities                                                               36,834           21,561

Deferred income taxes                                                                    3,549            2,286
Noncurrent notes payable                                                                    --            6,607

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized, 6,820,305 and
     6,020,736 shares outstanding                                                           68               60
   Additional paid-in capital                                                           35,395           28,542
   Retained earnings                                                                     8,852           10,923
   Currency translation adjustment                                                         (47)              42
                                                                                      --------         --------
Total shareholders' equity                                                              44,268           39,567
                                                                                      --------         --------
Total liabilities and shareholders' equity                                            $ 84,651         $ 70,021
                                                                                      ========         ========


See accompanying notes.

                           UNIFAB International, Inc.

                      Consolidated Statements of Operations


                                                                YEARS ENDED MARCH 31
                                                        2000            1999           1998
                                                      ---------      ---------      ---------
                                                                   (In Thousands,
                                                              Except Per-Share Amounts)
Revenue                                               $  73,124      $ 103,866      $ 109,170
Cost of revenue                                          66,431         85,311         91,777
                                                      ---------      ---------      ---------
Gross profit                                              6,693         18,555         17,393
Selling, general and administrative expense               8,160          9,058          6,807
                                                      ---------      ---------      ---------
Income (loss) from operations                            (1,467)         9,497         10,586

Other income (expense):
   Other expense                                             38           (303)            --
   Interest expense                                      (1,442)          (893)        (1,059)
   Interest income                                          115            306            589
                                                      ---------      ---------      ---------
Income (loss) before income taxes                        (2,756)         8,607         10,116

Income tax provision (benefit)                             (685)         2,264          2,896
                                                      ---------      ---------      ---------
Net income (loss)                                     $  (2,071)     $   6,343      $   7,220
                                                      =========      =========      =========
Basic earnings (loss) per share                       $   (0.31)     $    1.06      $    1.39
                                                      =========      =========      =========
Basic weighted average shares outstanding                 6,723          5,972          5,192
                                                      =========      =========      =========

Diluted earnings (loss) per share                     $   (0.31)     $    1.06      $    1.38
                                                      =========      =========      =========
Diluted weighted average shares outstanding               6,723          5,972          5,213
                                                      =========      =========      =========
Pro forma data:
   Income before income taxes, as reported above                     $   8,607      $  10,116
   Pro forma provision for income taxes                                  2,863          3,595
                                                                     ---------      ---------
   Pro forma net income                                              $   5,744      $   6,521
                                                                     =========      =========
   Pro forma basic earnings per share                                $    0.96      $    1.26
                                                                     =========      =========
   Pro forma diluted earnings per share                              $    0.96      $    1.25
                                                                     =========      =========


See accompanying notes.

                           UNIFAB International, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                                                                 ACCUMULATED
                                               COMMON STOCK          ADDITIONAL                     OTHER
                                          ----------------------      PAID-IN       RETAINED    COMPREHENSIVE
                                           SHARES        AMOUNT       CAPITAL       EARNINGS        INCOME       TOTAL
                                          --------      --------     ----------     --------    -------------   --------
                                                                          (In Thousands)
 Balance at April 1, 1997                    4,400      $     44      $  6,476      $  4,020      $     --      $ 10,540
 Net income                                     --            --            --         7,220            --         7,220
 Cash dividends ($1.03 per common
    share)                                      --            --            --        (3,622)           --        (3,622)
 Stock issued:
    Initial public offering                  1,522            15        24,849            --            --        24,864
    PIM acquisition                             27            --           500            --            --           500
 Payment for shareholder rights                 --            --        (6,300)           --            --        (6,300)
                                          --------      --------      --------      --------      --------      --------
 Balance at March 31, 1998                   5,949            59        25,525         7,618            --        33,202
 Adjustment to conform fiscal year of
    Allen Tank, Inc.                            --            --            --         1,027            --         1,027
 Distributions:
    Undistributed Sub S earnings                --            --            --        (1,500)           --        (1,500)
    Dissenting shareholder                     (81)           (1)       (1,199)           --            --        (1,200)
  Capitalization of undistributed Sub
    S earnings                                  --            --         2,565        (2,565)           --            --
 Stock issued:
    PIM acquisition                             43             1           337            --            --           338
    LATOKA, USA acquisition                     79             1           996            --            --           997
    Stock awards and stock options
      exercised                                 31            --           318            --            --           318
 Net income                                     --            --            --         6,343            --         6,343
 Currency translation adjustment                --            --            --            --            42            42
                                                                                                                --------
 Comprehensive income                           --            --            --            --            --         6,385
                                          --------      --------      --------      --------      --------      --------
 Balance at March 31, 1999                   6,021            60        28,542        10,923            42        39,567
 Stock issued:
    PIM acquisition                             47            --           337            --            --           337
    OBI acquisition                            680             7         5,922            --            --         5,929
    CESI acquisition                            60             1           488            --            --           489
    Stock awards and stock options
      exercised                                 12            --           106            --            --           106
 Net income (loss)                              --            --            --        (2,071)           --        (2,071)
 Currency translation adjustment                --            --            --            --           (89)          (89)
                                                                                                                --------
 Comprehensive income (loss)                    --            --            --            --            --        (2,160)
                                          --------      --------      --------      --------      --------      --------
 Balance at March 31, 2000                   6,820      $     68      $ 35,395      $  8,852      $    (47)     $ 44,268
                                          ========      ========      ========      ========      ========      ========


See accompanying notes.

                            UNIFAB International Inc.

                      Consolidated Statements of Cash Flows


                                                                                         YEAR ENDED MARCH 31
                                                                                  2000          1999          1998
                                                                                --------      --------      --------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $ (2,071)     $  6,343      $  7,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                  1,953         1,571         1,121
     Amortization                                                                    804           571           144
     Provision for doubtful accounts                                                 266            --            --
     Deferred income taxes                                                         1,877         1,568          (368)
     Changes in operating assets and liabilities, net of effects from acquisition of business:
         Accounts receivable                                                       5,187        (2,199)        3,535
         Net costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on
            uncompleted contracts                                                 (6,590)        4,910         1,254
         Prepaid expenses and other assets                                        (3,490)       (1,153)         (579)
         Accounts payable and accrued liabilities                                  1,386        (9,614)       (3,666)
                                                                                --------      --------      --------
Net cash provided by (used in) operating activities                                 (678)        1,997         8,661

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                                        199           528        (4,784)
Purchases of equipment                                                            (7,557)       (9,640)       (5,472)
Advance under secured note receivable                                                 --        (2,000)           --
Other investing activities                                                            --            --           (17)
                                                                                --------      --------      --------
Net cash used in investing activities                                             (7,358)      (11,112)      (10,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                6,695        (1,708)       (5,941)
Proceeds from note payable                                                        10,000         7,000            --
Payments on notes payable                                                         (9,235)       (1,677)           --
Distribution of Sub S earnings                                                        --        (1,500)           --
Distributions to dissenting shareholder                                             (360)         (360)           --
Exercise of stock options                                                             --           123            --
Proceeds from initial public offering of stock                                        --            --        24,864
Payment for surrender of shareholder rights                                           --            --        (6,300)
Dividends paid                                                                        --            --        (3,622)
                                                                                --------      --------      --------
Net cash provided by financing activities                                          7,100         1,878         9,001
Net decrease in cash and cash equivalents for Allen Tank for the
   12-week period ended March 31, 1998                                                --          (120)           --

Net change in cash and cash equivalents                                             (936)       (7,357)        7,389
Cash and cash equivalents at beginning of year                                     1,125         8,482         1,093
                                                                                --------      --------      --------
Cash and cash equivalents at end of year                                        $    189      $  1,125      $  8,482
                                                                                ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes                                                                 $     --      $  2,898      $  2,918
                                                                                ========      ========      ========
   Interest                                                                     $  1,766      $    878      $  1,006
                                                                                ========      ========      ========

See accompanying notes.

                            UNIFAB International Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2000



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. Through a wholly-owned subsidiary, Oil Barges, Inc., the Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly-owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services. Through a wholly-owned subsidiary, Allen Process Systems, Ltd., headquartered in London, England, the Company provides engineering and project management services primarily in Europe and the Middle East.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 2000, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

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

REVENUE AND COST RECOGNITION

    Revenue from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the ratio which labor or labor and subcontract costs or total contract costs incurred to date bear to total estimated labor, total estimated labor and subcontract costs or total estimated contract costs. In the case of long-term contracts extending over one or more fiscal years, revisions of the cost and profit estimated during the course of the work are reflected in the accounting period in which the facts that require revision become known. At the time a loss on a contract becomes known, the entire amount of the ultimate loss is accrued. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal year. Contract bonus payments under fixed price contracts are included in revenue when their realization is reasonably assured. Revenue from time and material contracts and cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus mark up or fees earned.

    Contract costs include direct labor, material, subcontract costs and allocated indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    The Company's customers are principally major and large independent oil and gas companies. The Company's management believes that the portfolio of receivables is diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized. Credit losses have been within management's estimates.

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

GOODWILL

    Goodwill acquired is amortized on a straight-line basis over 15-30 years for financial statement purposes and over 15 years for income tax purposes. Accumulated amortization at March 31, 2000 and 1999 was $1,475,000 and $571,000, respectively. The recoverability of goodwill acquired is assessed periodically and takes into account whether the goodwill should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill would be reduced if it is probable that management's best estimate of future operating income before amortization will be less than the carrying amount of goodwill over the remaining amortization period. The Company assesses long-lived assets for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

INTEREST CAPITALIZATION

    Interest costs for the construction of certain long-lived assets are capitalized and amortized over the related assets' estimated useful lives. During the years ended March 31, 2000 and l999, interest costs of $390,000 and $373,000, respectively, were capitalized. No interest costs were capitalized during the year ended March 31, l998.

INCOME TAXES

    Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments at March 31, 2000, primarily notes payable, closely approximates fair value.

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

LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived asset. Loss on long-lived assets to be disposed of is determined in a similar way, except that the fair values are reduced for the cost of disposal.

EARNINGS PER SHARE

    The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Statement No. 128 replaced APB Opinion No. 15 for the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

    Supplemental net income and earnings per share are presented in the statements of operations to reflect the pro forma effect of the application of federal and state income taxes on the earnings of Allen Tank, Inc. as if it had always been a C Corporation. Prior to the merger with the Company, Allen Tank, Inc. had operated as an S Corporation. Allen Tank, Inc. elected to terminate its S Corporation status on the date of the transaction and as a result became subject to corporate level income taxation.

2. WORKING CAPITAL DEFICIT

    At March 31, 2000, the Company has a working capital deficit of $3,789,000. This deficit was caused by the reclassification of $22,349,000 outstanding under the Company's Secured Senior Credit facility, as more fully described in Note 7. The Company expects to enter into an amendment to the Secured Senior Credit Facility by August 31, 2000, which would result in Company being in compliance with the credit facility. In the event such an amendment does not occur, which management believes is unlikely, the Company expects adequate operating cash flows or believes it has the ability to access other capital. Accordingly, management does not believe this working capital deficit will affect the normal operations of the Company during fiscal year 2001.

3. MERGERS AND ACQUISITIONS

    Effective January 1, 1998, the Company acquired the assets and business of Professional Industrial Maintenance, LLC ("PIM") for $6.0 million ($4.8 million in cash and $500,000 in shares of the Company's common stock at closing (26,405 shares) and $337,500 per year for two years payable in shares of the Company's common stock). The Company issued 43,273 and 47,298 shares of common stock in February 1999 and 2000, respectively, in conjunction with these two payments. In addition, $1.0 million was payable contingent upon certain conditions being met which, subsequently were not met and the time period has expired. As a result, this contingent amount was not paid. The Company acquired assets with a fair value of $4.5 million and assumed liabilities of $5.5 million. The transaction was accounted for as a purchase and the excess cost over estimated fair value of the net assets acquired is being amortized over 17 years on a straight-line basis. The operating results of PIM are included in the consolidated statement of operations from the effective date of the acquisition.

    On July 24, 1998, the Company acquired all of the outstanding common stock of Allen Tank, Inc. (Allen Tank) for 819,000 shares of UNIFAB International, Inc. common stock plus $1.2 million in cash and notes paid to a dissenting shareholder. The business combination was accounted for as pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Allen Tank. Operating results of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:


                                                             YEAR
                                                            ENDED
                                                           MARCH 31,
                                                             1998
                                                          ----------
                    Revenues:
                       UNIFAB                             $   68,564
                       Allen Tank                             40,606
                                                          ----------
                         Combined                         $  109,170
                                                          ==========

                    Net Income:
                       UNIFAB                             $    5,379
                       Allen Tank                              1,841
                                                          ----------
                         Combined                         $    7,220
                                                          ==========

    UNIFAB's fiscal year end is March 31. Prior to the combination, Allen Tank reported operations based on a 52-week fiscal reporting period. In applying pooling-of-interests accounting, the March 31, 1998 UNIFAB statement of income was combined with the Allen Tank statement of income for the 52-week period ended December 27, 1997. Revenue and net income for the period from Allen Tank's fiscal period end to December 31 are not material. Retained earnings of the combined entities were adjusted by approximately $1,027,000 as of the beginning of UNIFAB's fiscal 1999 year to include the unaudited net earnings of Allen Tank, including adjustments to conform accounting policies to those of UNIFAB, for the period December 28, 1997 to March 21, 1998. During this period, Allen Tank's revenue was $8,987,000.

    Merger expenses of approximately $303,000 include legal, investment banking and accounting and are classified as "other expense" in the March 31, 1999 consolidated statement of operations.

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

    On July 24, 1998, the Company completed its acquisition of Latoka Engineering, Ltd. ("LATOKA"). The purchase price was approximately $997,000, paid through the issuance of 79,000 shares of the Company's common stock. The Company acquired assets with a fair value of $4.0 million and assumed liabilities of $7.0 million. The transaction was accounted for as a purchase and the excess cost over estimated fair value of the net assets acquired is being amortized over 15 years on a straight-line basis. Operating results of LATOKA are included in the consolidated statement of operations from the acquisition date.

    On April 29, 1999, the Company completed its acquisition of Oil Barges, Inc. ("OBI") and substantially all the assets of Southern Rentals, LLC, an affiliate of OBI. The purchase price was approximately $6.1 million paid through the issuance of approximately 700,000 shares of UNIFAB International, Inc. common stock plus approximately $400,000 of acquisition expenses. The Company acquired assets with a fair value of $8.6 million and assumed liabilities of $8.1 million. The transaction was accounted for as a purchase and the excess cost over estimated fair value of the net assets acquired is being amortized over 30 years on a straight line basis.

    On June 24, 1999, the Company completed its acquisition of Compression Engineering Services, Inc. ("CESI"). The purchase price was approximately $489,000 paid through the issuance of 60,000 shares of UNIFAB International, Inc. common stock. The Company acquired assets with a fair value of $226,000 and assumed liabilities of $60,000. The transaction was accounted for as a purchase, and the excess cost over estimated fair value of the net assets acquired is being amortized over 20 years on a straight line basis. CESI operates as a division of Allen Process Systems, a wholly-owned subsidiary of UNIFAB International, Inc.

    The operating results of OBI and CESI are included in the consolidated statement of operations from the effective date of the acquisitions, respectively. The pro forma unaudited revenue and net income for the year ended March 31, 1999, assuming the acquisitions of OBI and CESI had been consummated April 1, 1998, are $129,114,000 and $6,034,000, respectively. Pro forma basic and diluted earnings per share are $0.90. The operating results of the OBI and CESI acquisitions would not have materially affected the Company's consolidated revenue, net loss, or net loss per share for fiscal 2000.

4. CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at March 31 follows:


                                                                                     2000             1999
                                                                                   --------         --------
                                                                                         (In Thousands)
                    Costs incurred on uncompleted contracts                        $ 37,640         $ 13,789
                    Estimated earnings                                                8,992            3,125
                                                                                   --------         --------
                                                                                     46,632           16,914
                    Less billings to date                                           (42,715)         (17,379)
                                                                                   --------         --------
                                                                                   $  3,917         $   (465)
                                                                                   ========         ========

                    Included in the accompanying balance sheets under
                      the following captions:
                       Costs and estimated earnings in excess of billings
                        on uncompleted contracts                                   $  6,353         $  4,388
                       Billings in excess of costs and estimated earnings
                        on uncompleted contracts                                     (2,436)          (4,853)
                                                                                   --------         --------
                                                                                   $  3,917         $   (465)
                                                                                   ========         ========

    Accounts receivable includes retainages and unbilled receivables, respectively, of $13,000 and $1,261,000 at March 31, 2000 and $123,000 and
$629,000 at March 31, 1999.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at March 31, 2000 and 1999:


                                                                           2000            1999
                                                                         --------        --------
                                                                               (In Thousands)
                    Land                                                 $  2,557        $  2,557
                    Building and bulkhead, including leasehold
                       improvements                                        14,673           8,292
                    Yard equipment                                         23,191          19,186
                    Vehicles and other equipment                            2,224           2,596
                                                                         --------        --------
                                                                           42,645          32,631

                    Less accumulated depreciation                          10,937           9,372
                                                                         --------        --------
                                                                         $ 31,708        $ 23,259
                                                                         ========        ========

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

                    2001                $    921
                    2002                     870
                    2003                     835
                    2004                     654
                    2005                     574
                    2006 and after           734
                                        --------
                                        $  4,588
                                        ========

    Rent expense during the years ended March 31, 2000, 1999 and 1998 was $1,724,000, $2,395,000 and $2,298,000, respectively, which includes rent on cancelable equipment leases.

6. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31 were as follows:


                                                                                          2000             1999
                                                                                        --------         --------
                                                                                              (In Thousands)
                    Deferred tax liabilities:
                       Excess book value over tax basis of property, plant
                         and equipment                                                  $  3,151         $  2,286
                       Excess book value over tax basis of drilling
                         equipment acquired in the acquisition of OBI                        344               --
                       Long-term construction contracts                                       90              258
                       Goodwill                                                               60               --
                                                                                        --------         --------
                       Total deferred tax liabilities                                      3,645            2,544
                    Deferred tax assets:
                       Reserves not currently deductible                                     163               46
                       Operating loss carryforward                                           258               --
                                                                                        --------         --------
                       Total deferred tax assets                                             421               46
                       Valuation allowance for deferred tax assets                          (258)              --
                                                                                        --------         --------
                       Deferred tax assets                                                   163               46
                                                                                        --------         --------
                       Net deferred tax liabilities                                     $  3,482         $  2,498
                                                                                        ========         ========

    A valuation allowance has been recognized to offset the deferred tax asset related to the operating loss carryforwards of the Company's foreign subsidiary, Allen Process Systems, Ltd.

    The income tax provision (benefit) is comprised of the following:


                                                                                  2000          1999          1998
                                                                                --------      --------      --------
                                                                                           (In Thousands)
                    Current                                                     $ (2,562)     $    696      $  3,261
                    Deferred                                                       1,877         1,043          (365)
                    Cumulative deferred provision due to
                       change in tax status of Allen Tank                             --           525            --
                                                                                --------      --------      --------
                                                                                $   (685)     $  2,264      $  2,896
                                                                                ========      ========      ========

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is:



                                                                                  2000          1999          1998
                                                                                --------      --------      --------
                                                                                           (In Thousands)
                    Tax at federal statutory rates                              $   (937)     $  2,926      $  3,440
                    Non deductible losses from foreign subsidiary                    258            --            --
                    Allen Tank income prior to change in tax status,
                       not subject to tax                                             --        (1,450)         (626)
                    Provision for cumulative deferred income taxes
                       due to change in tax status of Allen Tank                      --           525            --
                    Other, primarily state income taxes                               (6)          263            82
                                                                                --------      --------      --------
                                                                                $   (685)     $  2,264      $  2,896
                                                                                ========      ========      ========


7. CREDIT ARRANGEMENT

     On November 30, l999, the Company entered into a Secured Senior Credit Facility Agreement (the "Agreement") with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the "Secured Senior Credit Facility"). Under the terms of the facility, the Company can borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility provides for a $10.0 million term loan with monthly principal payments of $167,000, plus interest, beginning December 1999. Borrowings under the Secured Senior Credit Facility bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus a variable interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Agreement. At March 31, 2000, the applicable borrowing rates, including the margin, were 10.25% and 9.13%, respectively. The fee for issued letters of credit is 2% per annum on the principal amount of letters of credit issued for performance or payment, or 3% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 1/2 of 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The revolving portion of the Secured Senior Credit Facility matures November 2002 and the term portion matures November 2004.

     At March 31, 2000, the Company was not in compliance with certain financial covenants in the Secured Senior Credit Facility. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant and did not meet the minimum fixed charge coverage ratio covenant, as defined in the Agreement. At the request of the Company, the Bank Group has executed a waiver for these financial covenants for the period ended March 31, 2000. Under the terms of the waiver, all new advances as well as all existing advances currently bearing interest at LIBOR plus the applicable margin shall bear interest at the prime lending rate plus margin (12.3% at June 1, 2000). In addition, certain financial reporting requirements required quarterly under the Secured Senior Credit Facility will be reported monthly. As a result of this noncompliance and anticipated noncompliance during fiscal year 2001, $22,349,000 outstanding under the Secured Senior Credit Facility has been classified current and included in Notes Payable in the March 31, 2000 balance sheet. The Company expects to execute an amendment to the Secured Senior Credit Facility prior to August 31, 2000, which will establish a borrowing base agreeable to the Bank Group and the Company, and which will establish financial covenants which are consistent with the Company's current financial condition and anticipated outlook. The Company expects that execution of this amendment will allow the amounts outstanding under the Secured Senior Credit Facility to be classified as noncurrent.

    At March 31, 2000, the Company had $15.0 million in borrowings and $4.1 million in letters of credit outstanding under the revolving credit facility and $9.3 million outstanding under the term loan.

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                   2000            1999           1998
                                                                                ----------      ----------     ----------
                    Numerator for basic and diluted earnings (loss)
                       per share                                                $   (2,071)     $    6,343     $    7,220
                                                                                ==========      ==========     ==========

                    Denominator:
                       Denominator for basic earnings (loss) per
                         share - weighted average shares                             6,723           5,972          5,192
                       Effect of dilutive employee stock options                        --              --             21
                                                                                ----------      ----------     ----------
                       Denominator for diluted earnings (loss) per
                         share - adjusted weighted average shares                    6,723           5,972          5,213
                                                                                ==========      ==========     ==========

                    Basic earnings (loss) per share                             $    (0.31)     $     1.06     $     1.39
                                                                                ==========      ==========     ==========
                    Diluted earnings (loss) per share                           $    (0.31)     $     1.06     $     1.38
                                                                                ==========      ==========     ==========

    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are antidilutive and, therefore, not included in the computation of diluted earnings per share. During 2000, 412,000 options outstanding were antidilutive due to the net loss incurred by the Company. During 1999 there were 395,000 antidilutive options outstanding with a range of exercise prices from $7.50 to $18.00.

9. DIVIDENDS

    Under the provisions of a shareholders' agreement, unless otherwise approved by the board of directors, Universal Fabricators Incorporated distributed 90% of its net income for the prior fiscal year. The shareholders' agreement was terminated upon completion of the Offering.

10. RELATED PARTY TRANSACTIONS

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

11. LONG-TERM INCENTIVE PLAN

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

    Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average :


                                                         2000               1999              1998
                                                   ---------------     --------------        -------
  Risk-free interest rate                           5.67% to 6.23%     4.69% to 5.13%         5.75%
  Volatility factor of the expected market price
    of UNIFAB stock                                  .722 to .754           .797              .737
  Weighted average expected life of the option         2 years            2 years            2 years
  Expected dividend yield                                Zero               Zero              Zero

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

    Since the options vest over a two-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding nonvested options. The Company's pro forma information for the years ended March 31, 2000, 1999 and 1998 is as follows (in thousands, except per share data):


                                                                                   2000            1999           1998
                                                                                ----------      ----------     ----------
                    Net income (loss):
                         As reported                                            $   (2,071)     $    6,343     $    7,220
                         Pro forma including the effect of options              $   (2,407)     $    5,921     $    6,827
                    Basic earnings (loss) per share:
                         As reported                                            $    (0.31)     $     1.06     $     1.39
                         Pro forma including the effect of options              $    (0.36)     $      .99     $     1.31
                    Diluted earnings (loss) per share:
                         As reported                                            $    (0.31)     $     1.06     $     1.38
                         Pro forma including the effect of options              $    (0.36)     $      .99     $     1.31


    A summary of the Company's stock options activity and the related information for the years ended March 31, 2000, 1999 and 1998 is as follows (in thousands, except per share data):


                                                   2000                        1999                     1998
                                           ----------------------     ----------------------     ---------------------
                                                         WEIGHTED                   WEIGHTED                  WEIGHTED
                                                         AVERAGE                    AVERAGE                   AVERAGE
                                                         EXERCISE                   EXERCISE                  EXERCISE
                                           OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS       PRICE
                                           --------      --------     --------      --------     --------     --------
Outstanding - beginning of year                 395      $  10.21          134      $  18.00           --     $     --
Granted                                          20          7.18          296          7.54          134        18.00
Exercised                                        --            --           (7)        18.00           --           --
Expired                                          --            --           --            --           --           --
Forfeited                                        (3)         7.50          (28)        17.25           --           --
                                           --------      --------     --------      --------     --------     --------
Options outstanding at end of year              412      $  10.08          395      $  10.21          134     $  18.00
                                           ========      ========     ========      ========     ========     ========
Options exercisable at end of year              306      $  10.99          165      $  11.79           46     $  18.00
                                           ========      ========     ========      ========     ========     ========
Weighted average fair value of options
    granted during year                                  $   3.12                   $   3.42                  $   7.77
                                                         ========                   ========                  ========

    Exercise prices for options outstanding as of March 31, 2000 ranged from $5.65 to $18.00. The weighted average remaining contractual life of those options is 8.5 years.

12. EMPLOYEE BENEFIT PLAN

    The Company sponsors incentive savings plans covering substantially all of the employees of the Company and its subsidiaries which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under these plans, employees with one year of service with the Company are eligible to participate.

    The Company contributes an amount equal to 50% of employee contributions up to 3% of their base compensation. Matching contributions made by the Company were approximately $311,000, $331,000 and $278,000 in fiscal years 2000, 1999 and 1998, respectively.

13. MAJOR CUSTOMERS

    The Company is not dependent on any one customer, and the contract revenue earned from each customer varies from year to year based on the contracts awarded. Contract revenue earned comprising 10% or more of the Company's total contract revenue earned for fiscal years ended March 31, 2000, 1999 and 1998 is summarized as follows (in thousands):


                                                         2000         1999         1998
                                                       --------     --------     --------
                    Customer A                         $     --     $     --     $ 13,725
                    Customer B                            8,425           --           --
                    Customer C                               --       10,574       19,515
                    Customer D                           10,440       10,491           --

14. INTERNATIONAL SALES

    The Company fabricates structures and equipment for use worldwide by U.S. customers operating abroad and by foreign customers. During the fiscal years ended March 31, 2000, 1999 and 1998, 62%, 51% and 40%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the U.S. Gulf of Mexico. The following table summarizes the Company's revenue by location for the fiscal years ended March 31, 2000, 1999 and 1998 (in thousands):


                                                         2000         1999         1998
                                                       --------     --------     --------
                    Location:
                      U.S. Gulf of Mexico              $ 28,109     $ 51,172     $ 65,758
                      International                      45,015       52,694       43,412
                                                       --------     --------     --------
                    Total                              $ 73,124     $103,866     $109,170
                                                       ========     ========     ========

15. COMMITMENTS AND CONTINGENCIES

    The Company is party to legal proceedings arising in the normal course of business. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations, individually or in the aggregate.

    The Company is developing a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana. Estimated completion of the facility is July 2000. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through March 31, 2000, the Company has funded $7.0 million toward this development. The Company expects to fund the remaining capital expenditures through cash from operations and additional draws on its credit facility.

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

    A summary of quarterly results of operations for the years ended March 31, 2000 and 1999 were as follows (in thousands, except per share data):


                                                    JUNE 30,     SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                     1999            1999           1999            2000
                                                  ----------     -------------   ------------    ----------
Revenue                                           $   16,255     $   21,511      $   18,051      $   17,307
Gross profit (loss)                                    2,381          2,783           1,711            (182)
Net income (loss)                                        115             74            (398)         (1,862)
Basic earnings (loss) per share                         0.02           0.01           (0.06)          (0.27)
Diluted earnings (loss) per share
                                                        0.02           0.01           (0.06)          (0.27)



                                                    JUNE 30,     SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                     1998            1998           1998            1999
                                                  ----------     -------------   ------------    ----------
Revenue                                           $   31,419     $   31,585      $   23,474      $   17,388
Gross profit                                           6,287          6,373           4,947             948
Net income (loss)                                      3,212          2,164           1,677            (710)
Basic earnings (loss) per share                         0.54           0.36            0.28           (0.12)
Diluted earnings (loss) per share
                                                        0.54           0.36            0.28           (0.12)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2000.


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


           SIGNATURE AND DATE                                                     TITLE
           ------------------                                                     -----
           /s/ Dailey J Berard          June 26, 2000         Chairman of the Board, President and
-----------------------------------------------------            Chief Executive Officer (Principal Executive
            Dailey J. Berard                                     Officer)

           /s/ Peter J. Roman           June 26, 2000         Vice President and Chief Financial Officer
-----------------------------------------------------            (Principal Financial and Accounting Officer)
             Peter J. Roman

        /s/ Charles E. Broussard        June 20, 2000         Director
-----------------------------------------------------
           Charles E. Broussard

            /s/ William Hines           June 20, 2000         Director
-----------------------------------------------------
              William Hines

            /s/ Perry Segura            June 20, 2000         Director
-----------------------------------------------------
              Perry Segura

            /s/ George C. Yax           June 20, 2000         Director
-----------------------------------------------------
              George C. Yax

                           UNIFAB INTERNATIONAL, INC.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
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

 2.6             Agreement and Plan of Merger among UNIFAB
                 International, Inc., ATI Acquisition, L.L.C., Allen
                 Tank, Inc., Vincent J. Cuevas, Walter L. Hampton,
                 William A. Hines, Allen C. Porter, Jr., and Joseph G.
                 Weisberger dated as of July 24, 1998***

 2.7             Agreement and Plan of Merger among UNIFAB
                 International, Inc., LATUSA Acquisition, Inc., LATOKA
                 USA, Inc., William A. Hines, and Allen C. Porter, Jr., dated as of July 24, 1998***

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

 3.2             By-laws of the Company *

 4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock *

 4.2             Specimen Common Stock Certificate *

10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers *

10.2             Credit Agreement By and Among Unifab International,
                 Inc. (as Borrower), Bank One, National Association (as
                 Agent) and the Lenders Party Hereto dated November 30,
                 1999 incorporated by reference from the UNIFAB
                 International, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

10.3             The Company's Long-Term Incentive Plan * (Function)

10.4             Form of Stock Option Agreement under the Company's
                 Long-Term Incentive Plan * (Function)

10.5             Form of Employment Agreement between the Company and
                 Dailey J. Berard *(Function)

21.1             Subsidiaries of the Company

23.1             Consent of Ernst & Young LLP

23.2             Consent of LaPorte, Sehrt, Romig & Hand

27.1             Financial Data Schedule

     ----------

* Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission of September 18, 1997, as amended (Registration No. 333-31609)

** Incorporated by reference to the Company's Current Report on Form 8-K dated February 5, 1998, as amended.

*** Incorporated by reference from the Company's Current Report on Form 8-K dated July 24, 1998, as amended.

(Function)  Management Contract or Compensatory Plan