Form 10-K/A
period 2000-03-31
UNIFAB INTERNATIONAL INC
filed 2000-07-31
CIK 101990

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-K/A-1
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                               --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  FOR THE TRANSITION PERIOD FROM______ TO___________

Commission file number 0-29416
                       -------

                     UNIFAB International, Inc.
-------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         Louisiana                                  72-1382998
--------------------------------          -------------------------------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)


       5007 Port Road
       New Iberia, LA                                 70562
--------------------------------          -------------------------------
(Address of  principal executive                    (Zip Code)
          offices)

                          (337) 367-8291
-------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock, $0.01 par value per share
                                  ---------------------------------------
                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No__

Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ____

The aggregate market value of the voting stock held by nonaffiliates of the registrant at July 1, 2000 was approximately $37.5 million.

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at July 1, 2000 was 6,845,701.

                   DOCUMENTS INCORPORATED BY REFERENCE

None

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION

     The following table sets forth as of July 1, 2000, for each of our directors and each of our executive officers, the age, position, and principal occupation and employment during the past five years of each such person and, if a director, each person's directorships in other public corporations and the year that he was first elected a director of our company or its predecessor. All executive officers serve at the pleasure of our board of directors.



                                            PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN         DIRECTOR
NAME AND AGE                                         OTHER PUBLIC CORPORATIONS                 SINCE
------------                                -----------------------------------------          -----

Dailey J. Berard, 70 ..............  Mr. Berard is the founder of our company.  Mr. Berard     1980
                                     serves  as our  Chairman of the Board,  President and
                                     Chief Executive Officer.

Charles E. Broussard, 75 ..........  Mr.  Broussard  is  a  director  of our company.  Mr.     1980
                                     Broussard is also  Chairman of  the Board  and  Chief
                                     Executive  Officer  of   Flying  J.  Ranch,  Inc.,  a
                                     Louisiana cattle and rice farm.

Vincent J. Cuevas, 52 .............  Mr. Cuevas serves as a Vice President of our company.     N/A
                                     He also serves as President of our subsidiary,  Allen
                                     Process Systems, L.L.C. (formerly, Allen Tank, Inc.),
                                     which he founded in 1988 and we purchased in 1998.

William A. Hines, 63 ..............  Mr. Hines is a director of our company.  Mr. Hines is     1998
                                     also Chairman of the Board  and  President  of Nassau
                                     Holding Corporation, a manufacturer of couplings  for
                                     oilfield tubular goods  and  distributor of  oilfield
                                     tubular  goods,  and  a director  of  Whitney Holding
                                     Corporation, a regional bank holding company.

Philip J. Patout, 52 ..............  Mr. Patout serves as a Vice President of our company.      N/A
                                     He also serves as  President  of our  subsidiary, Oil
                                     Barges,  Inc., which he  co-founded  in  1994  and we
                                     purchased in 1999.

Peter J. Roman, 49 ................  Mr. Roman   serves  as  our  Vice  President,   Chief      N/A
                                     Financial Officer, and Secretary.   Mr. Roman  was  a
                                     senior manager  of  Ernst &  Young  LLP,  independent
                                     public accountants, until 1997.

Perry Segura, 70 ..................  Mr. Segura is a director of our company.   Mr. Segura     1980
                                     is  an  architect  and  real estate  developer.   Mr.
                                     Segura  has  served  as  Chairman  of  the  Board  of
                                     Supervisors of Louisiana  State University since 1997
                                     and was its Vice Chairman from 1996 to 1997.

George C. Yax, 59 .................  Mr. Yax is a director of our company.   Mr. Yax was a     1997
                                     co-founder of Ceanic Corporation  (formerly, American
                                     Oilfield Divers, Inc.), a provider of subsea products
                                     and services to the  offshore  oil and gas  industry,
                                     and served as its  Chairman of  the  Board  until its
                                     sale in August, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the Securities and Exchange Commission. Mr. Berard, our chief executive officer and a director of our company, failed to report timely one transaction on a statement on Form 4 in fiscal 2000; it was reported late on a statement on Form 4 filed in fiscal 2000. Mr. Yax, a director of our company, failed to report timely two transactions on two statements on Form 4 in fiscal 1999 or on a statement on Form 5 for fiscal 1999 and failed to report timely a third transaction on Form 5 for fiscal 1999; all three transactions were reported late on a statement on Form 4 filed in fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table provides you with information about the compensation we paid in fiscal 2000, 1999, and 1998 to our chief executive officer and our other executive officer whose individual salary and bonus for fiscal 2000 exceeded $100,000 in the aggregate (collectively, the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION    SECURITIES
                                         FISCAL    -------------------    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY        BONUS    OPTIONS(#)   COMPENSATION(1)
---------------------------               ----     ------        -----    ----------   ---------------
Dailey J. Berard                          2000     $180,000          0             0            $3,600
  President and Chief Executive Officer   1999      180,000     75,600        30,000             3,600
                                          1998      206,681    429,120        65,000             8,276

Vincent J. Cuevas(2)                      2000      130,330          0             0             3,760
  Vice President                          1999       83,433          0        15,000             2,498

-----------------
(1) Comprised of our contributions to our 401(k) Plan and interest, at the prime rate as quoted by the Chase Manhattan Bank from time to time, earned on deferred bonus compensation:

                                                                INTEREST ON DEFERRED
NAME                    FISCAL YEAR       PLAN CONTRIBUTIONS          COMPENSATION
----                    -----------       ------------------    --------------------
Dailey J. Berard .....     2000                       $3,600                 $    0
                           1999                        3,600                      0
                           1998                        3,219                  5,057

Vincent J. Cuevas ....     2000                        3,760                      0
                           1999                        2,498                      0

(2) Mr. Cuevas began employment with us in July, 1998.

OUTSTANDING EXECUTIVE OFFICER STOCK OPTIONS

The following table provides you with information about all outstanding stock options held by each of the Named Executive Officers as of March 31, 2000. None of our Named Executive Officers exercised stock options in fiscal 2000.

                 AGGREGATED OPTIONS AS OF MARCH 31, 2000

                                     NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                    OPTIONS AT 3/31/00 (#)          AT 3/31/00(1)
                                   ----------------------------------------------------
                                   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
                                   -------------------------  -------------------------
Dailey J. Berard ..............     85,000/10,000             $10,000/$5,000
Vincent J. Cuevas .............     10,000/ 5,000               5,000/ 2,500

(1) Based on the difference between the closing sales price of our common stock of $8.00 on March 31, 2000, as reported by the Nasdaq National Market and the exercise price of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During the last fiscal year, Messrs. Broussard and Yax served on our compensation committee. No member has ever served as an officer or employee of our company or any of our subsidiaries. In fiscal 2000, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our board of directors or on our compensation committee.

DIRECTOR COMPENSATION

   Each director who is not also an employee of the company receives an annual fee of $12,000 for his services as a director. We reimburse all directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings.

   In addition, in each year during which our long-term incentive plan is in effect and a sufficient number of shares are available under the plan, on the day of each annual meeting of shareholders, each non-employee director will receive an option to purchase no more than 2,500 shares of common stock at an exercise price equal to the fair market value of our common stock on such date. The compensation committee determines the exact number of shares subject to the option. Each stock option will become fully exercisable on the date of its grant and will expire ten years from the date of grant, unless the non-employee director ceases to be a director. In that case, the exercise period will be shortened. In accordance with this arrangement, on September 16, 1999, we granted each non-employee director an option to buy 2,500 shares of our common stock at an exercise price of $8.70, the fair market value of our common stock on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of July 1, 2000, certain information regarding beneficial ownership of our common stock by (1) each of our directors as of that date, (2) each of our Named Executive Officers as of that date, and (3) all of our directors and executive officers as a group. Unless otherwise indicated, we believe that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to us by them.

                                                                     NUMBER OF SHARES           PERCENT OF
NAME OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED(1)  OUTSTANDING COMMON STOCK
--------------------------                                         --------------------   ------------------------
Dailey J. Berard ................................................    515,386(2)                       7.4%
Charles E. Broussard ............................................    419,434(3)                       6.1%
Vincent J. Cuevas ...............................................     73,012                          1.1%
William A. Hines ................................................    705,000                         10.3%
Philip J. Patout ................................................    233,259                          3.4%
Perry Segura  ...................................................    456,977(4)                       6.7%
George C. Yax ...................................................      17,500                           *
All  directors and executive officers as a group (8 persons) ....   2,439,442                        34.9%

-------------------
* Less than one percent.

(1) Includes shares that could be acquired within sixty days after July 1, 2000, upon the exercise of options granted pursuant to our stock option plan, as follows: Mr. Berard, 85,000 shares; Mr. Broussard, 7,500 shares; Mr. Cuevas, 10,000 shares; Mr. Hines, 5,000 shares; Mr. Segura, 7,500 shares; Mr. Yax, 7,500 shares; all directors and executive officers as a group (7 persons), 139,833 shares.

(2) Includes 15,700 shares owned by Mr. Berard's spouse.   His address is
    c/o   UNIFAB  International,  Inc.,   5007  Port  Road,  New  Iberia,
    Louisiana, 70562.

(3) Includes 151,900 shares owned by a company controlled by Mr. Broussard, 254,534 shares owned by a limited liability company controlled by Mr. Broussard and 500 shares owned by his spouse. His address is 23604 South Louisiana Highway 82, Kaplan, Louisiana 70548.

(4) Includes 373,591 shares owned by a company controlled by Mr. Segura. His address is 712 Darby Lane, New Iberia, Louisiana 70560.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In connection with our acquisitions in July, 1998, of all the capital stock of Allen Tank, Inc. and LATOKA USA, Inc. by means of mergers of those corporations into two of our subsidiaries, we granted to each of the Allen Tank, Inc. and LATOKA USA, Inc. shareholders, including William
A. Hines, who became one of our directors, and Vincent J. Cuevas, who subsequently became one of our executive officers, a one-time limited right to include all or a portion of his shares of our common stock in a registration statement otherwise being filed by us to register the sale of our common stock under the Securities Act of 1933. We have agreed to pay all the expenses of any such registration, other than underwriting fees, discounts and commissions. In addition, we granted Mr. Hines a one-time limited right to require us to register all or a portion of his shares of common stock under the Securities Act of 1933. Mr. Hines has agreed to pay all the expenses of such demand registration up to $200,000, and we have agreed to pay all the expenses, other than underwriting fees, discounts and commissions, in excess of $200,000. In consideration of the Allen Tank, Inc. acquisition, Mr. Hines agreed that, during his initial term as a member of our board of directors (which will expire in 2000), he will not, without our consent, sell or dispose of any of his shares of our common stock except in a registered offering in accordance with his registration rights or by gift to a donee who agrees to be bound by the same restrictions.

   In April, 1999, we acquired (i) all the capital stock of Oil Barges, Inc. by means of a merger of it with one of our subsidiaries and (ii) substantially all the assets of Southern Rentals, L.L.C. Philip J. Patout, who subsequently became one of our executive officers, was a director and an executive officer of Oil Barges, Inc. and a manager of Southern Rentals, L.L.C. and owned one-third of the capital stock of Oil Barges, Inc. and one-third of the membership interests in Southern Rentals, L.L.C.

   Each shareholder of Oil Barges, Inc. received shares of our common stock for his shares of Oil Barges, Inc. stock upon the merger, and each member of Southern Rentals, L.L.C. received as a distribution on his Southern Rentals, L.L.C. interests a pro rata portion of the shares of our common stock issued to Southern Rentals, L.L.C. upon our purchase of substantially all of its assets. To secure the indemnifications given us by the Oil Barges, Inc. shareholders, Southern Rentals, L.L.C., and the Southern Rentals, L.L.C. members for any breach of their respective representations, warranties, or agreements made in connection with those acquisitions, 10% of the shares of our common stock received by the Oil Barges, Inc. shareholders and the Southern Rentals members were held in escrow until October, 1999, and another 10% of those shares will remain in escrow until October, 2000. In exchange for his Oil Barges, Inc. shares, Mr. Patout obtained 163,251 shares of our common stock, and, as a distribution on his Southern Rentals, L.L.C. interests, Mr. Patout received 70,000 shares of our common stock. We determined the consideration that we paid for the outstanding shares of Oil Barges, Inc. and substantially all the assets of Southern Rentals, L.L.C. with the shareholders of Oil Barges, Inc. and the members of Southern Rentals, L.L.C. in arm's length negotiations.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2000.


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

       SIGNATURE                       TITLE                        DATE
       ---------                       -----                        ----

/s/ Dailey J. Berard     Chairman of the Board, President and     July 28, 2000
-----------------------          Chief Executive Officer
  Dailey J. Berard           (Principal Executive Officer)


/s/ Peter J. Roman                   Vice President,               July 28, 2000
-----------------------        Chief Financial Officer and
  Peter J. Roman                       Secretary
                               (Principal Financial and
                                  Accounting Officer)


/s/ Charles E. Broussard             Director                   July 28, 2000
------------------------
 Charles E. Broussard

 /s/ William A. Hines                Director                   July 28, 2000
------------------------
   William A. Hines

/s/ Perry Segura                     Director                   July 28, 2000
------------------------
    Perry Segura

/s/ George C. Yax                    Director                   July 28, 2000
-------------------------
     George C. Yax