Form 10-Q
period 2000-06-30
UNIFAB INTERNATIONAL INC
filed 2000-08-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___________ to ___________.


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                72-1382998
-------------------------------                --------------------
(State or other jurisdiction or                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


             5007 Port Road
             New Iberia, LA                           70562
----------------------------------------       --------------------
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


Common Stock, $0.01 Par Value ---- 6,825,950 shares outstanding as of August 1, 2000.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX




PART I.     FINANCIAL INFORMATION                                                            PAGE
   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -- June 30, 2000 and March 31,
                2000.........................................................................  1


             Condensed  Consolidated  Statements  of  Operations -- Three Months Ended
                June 30, 2000 and 1999.......................................................  2

             Condensed  Consolidated  Statements  of Cash Flows -- Three  Months Ended
                June 30, 2000 and 1999.......................................................  3

             Notes to Condensed Consolidated Financial Statements -- June 30, 2000............
                                                                                               4


   Item 2.   Management's  Discussion and Analysis of Financial Condition and Results
                of Operations................................................................  7

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk..........................  9

PART II.       OTHER INFORMATION


   Item 5.   Other Information............................................................... 10

   Item 6.   Exhibits and Reports on Form 8-K................................................ 10

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                          JUNE 30          MARCH 31
                                                                                           2000              2000
                                                                                        -----------       ----------
                                                                                        (UNAUDITED)        (NOTE 3)
                                                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                             $      194        $      189
  Accounts receivable                                                                       21,647            17,794
  Costs and estimated earnings in excess of billings on uncompleted contracts                7,113             6,353
  Prepaid expenses and other assets                                                          8,919             8,709
                                                                                        ----------        ----------
Total current assets                                                                        37,873            33,045

Property, plant and equipment, net                                                          33,034            31,708
Goodwill, net                                                                               15,738            15,857
Other assets                                                                                 3,554             4,041
                                                                                        ----------        ----------
Total assets                                                                            $   90,199        $   84,651
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $    9,825        $    7,335
  Billings in excess of costs and estimated earnings on uncompleted contracts                3,853             2,436
  Accrued liabilities                                                                        2,746             2,343
  Notes payable                                                                             25,978            24,720
                                                                                        ----------        ----------
Total current liabilities                                                                   42,402            36,834

Deferred income taxes                                                                        3,684             3,549

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,
   6,825,950 and 6,820,305 shares outstanding                                                   68                68
  Additional paid-in capital                                                                35,431            35,395
  Retained earnings                                                                          8,468             8,852
  Currency translation adjustment                                                              146               (47)
                                                                                        ----------        ----------
Total shareholders' equity                                                                  44,113            44,268
                                                                                        ----------        ----------
Total liabilities and shareholders' equity                                              $   90,199        $   84,651
                                                                                        ==========        ==========



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30
                                                  -------------------------------------
                                                       2000                   1999
                                                  -------------         ---------------
                                                               (Unaudited)
                                                  (In thousands, except per share data)
Revenue                                              $   20,232         $   16,255
Cost of revenue                                          18,220             13,874
                                                     ----------         ----------
Gross profit                                              2,012              2,381
Selling, general and administrative
  expense                                                 1,956              1,990
                                                     ----------         ----------
Income from operations                                       56                391
Other income (expense):
  Interest expense                                         (524)              (247)
  Interest income                                            88                 42
                                                     ----------         ----------
Income (loss) before income taxes                          (380)               186
Income tax provision (benefit)                              144                 71
                                                     ----------         ----------
Net income (loss)                                    $     (236)        $      115
                                                     ==========         ==========
Basic and diluted earnings (loss) per
  share                                              $    (0.03)        $     0.02
                                                     ==========         ==========
Basic weighted average shares
  outstanding                                             6,824              6,542
                                                     ==========         ==========
Diluted weighted average shares
  outstanding                                             6,824              6,599
                                                     ==========         ==========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           THREE MONTHS ENDED JUNE 30
                                                                         -----------------------------
                                                                            2000               1999
                                                                         ----------         ----------
                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS)
Net cash provided by (used in) operating activities                      $     (162)        $    3,654
Investing activities:
  Net cash acquired in acquisition of businesses                                 --                233
  Proceeds from sale of equipment                                               105                 --
  Purchases of equipment                                                     (1,422)            (1,886)
                                                                         ----------         ----------
                                                                             (1,317)            (1,653)
Financing activities:
  Net change in borrowings under revolving credit facility                    1,984                835
  Payments on noncurrent notes payable                                         (500)               - _
                                                                         ----------         ----------
                                                                              1,484                835

Net change in cash and cash equivalents                                           5              2,836

Cash and cash equivalents at beginning of period                                189              1,125
                                                                         ----------         ----------

Cash and cash equivalents at end of period                               $      194         $    3,961
                                                                         ==========         ==========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. Through a wholly owned subsidiary, Oil Barges, Inc., the Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located at the Port of Iberia at New Iberia, Louisiana. Through a wholly-owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services. Through a wholly-owned subsidiary, Allen Process Systems, Ltd., headquartered in London, England, the Company provides engineering and project management services primarily in Europe and the Middle East.

     The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 2000, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.   WORKING CAPITAL DEFICIT

     At June 30, 2000, the Company has a working capital deficit of $4.5 million. This deficit was caused by the reclassification of $23.8 million outstanding under the Company's Secured Senior Credit Facility, as more fully described in Note 5. The Company expects to enter into an amendment to the Secured Senior Credit Facility by August 31, 2000, which would result in the Company being in compliance with the Credit Facility. In the event such an amendment does not occur, which management believes is unlikely, the Company expects to generate adequate operating cash flows or believes it has the ability to access other capital. Accordingly, management does not believe this working capital deficit will affect the normal operations of the Company.

3.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

     On June 20, 2000 the Board of Directors of the Company approved the change of the Company's fiscal year from a year ending on March 31, which was the fiscal year end used in its most recent report on Form 10-K filed with the Securities and Exchange Commission, to the new fiscal year end of December 31. The Company's report on Form 10-K for the nine-month period ending December 31, 2000 will cover the transition period.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the nine months ending December 31, 2000.

     These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

4.   MERGERS & ACQUISITIONS

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

     On June 24, 1999, the Company completed its acquisition of Compression Engineering Services, Inc. ("CESI"). The purchase price was approximately $489,000 paid through the issuance of 60,000 shares of UNIFAB International, Inc. common stock. The Company acquired assets with a fair value of $226,000 and assumed liabilities of $60,000. The transaction was accounted for as a purchase, and the excess cost over estimated fair value of the net assets acquired is being amortized over 20 years on a straight line basis. CESI operates as a division of Allen Process Systems, LLC, a wholly-owned subsidiary of UNIFAB International, Inc.

5.   CREDIT ARRANGEMENT

     On November 30, 1999, the Company entered into a Secured Senior Credit Facility Agreement (the "Agreement") with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the "Secured Senior Credit Facility"). Under the terms of the facility, the Company can borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility provides for a $10.0 million term loan with monthly principal payments of $167,000, plus interest, beginning December 1999. Borrowings under the Secured Senior Credit Facility bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus a variable interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Agreement. At June 30, 2000, the applicable borrowing rate, including the margin, was 12.25%. The fee for issued letters of credit is 2% per annum on the principal amount of letters of credit issued for performance or payment, or 3% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 1/2 of 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The revolving portion of the Secured Senior Credit Facility matures November 2002, and the term portion matures November 2004.

     At June 30, 2000, the Company was not in compliance with certain financial covenants in the Secured Senior Credit Facility. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant and did not meet the Minimum Current ratio covenant, as defined in the

Agreement. As a result of this noncompliance, certain financial information will be reported to the Bank Group monthly rather than quarterly, as previously required under the Secured Senior Credit Facility, and the Company has agreed to limit cash advances under the revolving portion of the facility to $17.0 million and letters of credit to $15.0 million. Additionally, $23.8 million outstanding under the Secured Senior Credit Facility has been classified as current and included in Notes Payable in the June 30, 2000 balance sheet. The Company expects to execute an amendment to the Secured Senior Credit Facility prior to August 31, 2000, which will establish a borrowing base agreeable to the Bank Group and the Company, and which will establish financial covenants consistent with the Company's current financial condition and anticipated outlook. The Company expects that execution of this amendment will allow the amounts outstanding under the Secured Senior Credit Facility to be classified as noncurrent.

     At June 30, 2000, the Company had $17.0 million in borrowings and $4.9 million in letters of credit outstanding under the revolving credit facility and $8.8 million outstanding under the term loan facility.

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

RESULTS OF OPERATIONS

     Revenue for the three months ended June 30, 2000 increased 24.5% to $20.2 million from $16.3 million for the three months ended June 30, 1999. The increase is primarily due to increased demand for the Company's structural and process equipment fabrication services brought on by increased expenditures by oil and gas companies and a full quarter of revenue generated by OBI which was acquired during the June quarter last year. At June 30, 2000 backlog was approximately $16.2 million.

     Cost of revenue for the three months ended June 30, 2000 increased 31.3% or $4.3 million to $18.2 million from $13.9 million in the three months ended June 30, 1999. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). In the June quarter, these costs increased as a percentage of revenues to 90.1% in 2000 from 85.4% in 1999. This increase reflects increased competition for the projects being awarded, resulting in lower margins for all services provided compared to the same period last year. The increased demand, noted above, resulted in a higher level of activity; therefore, increasing operating costs, while the reduced margins lowered the profits available to cover the fixed overhead of the Company's main fabrication facilities.

     Gross profit for the three months ended June 30, 2000 decreased to $2.0 million from $2.4 million for the corresponding period in 1999. The decreased profit is mainly due to lower margins for all services, offset by increased demand for the Company's structural and process equipment fabrication services, noted above.

     Selling, general and administrative expense remained constant at $2.0 million in the three months ended June 30, 2000 compared to the same period in 1999. This is due to management's direct efforts to increase revenue while implementing specific cost reduction measures, including the consolidation of administrative functions and facilities and eliminating certain duplicative administrative positions.

     Other income (expense) includes interest income and expense, which fluctuate with the weighted average amount of funds invested or borrowed over the period.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. Proceeds of $1.5 million generated from financing activities funded operating activities of $162,000 and investing activities of $1.3 million during the three months ended June 30, 2000. Investing activities consisted mainly of capital expenditures, including continued development of the Company's deep-water fabrication and drilling rig-refurbishing facility in Lake Charles, Louisiana.

     The Company has substantially completed the construction of a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through June

30, 2000 the Company has funded approximately $7.1 million toward this development. The Company has funded these capital expenditures through draws on its credit facility and cash from operations.

     On November 30, 1999, the Company entered into a Secured Senior Credit Facility Agreement (the "Agreement") with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the Secured Senior Credit Facility). Under the terms of the facility, the Company can borrow up to $30.0 million for general corporate purposes under a revolving credit facility. Up to $17.5 million is available under the revolving facility for standby letters of credit. Additionally, the Secured Senior Credit Facility provides for a $10.0 million term loan with monthly principal payments of $167,000, plus interest, beginning December 1999. Borrowings under the Secured Senior Credit Facility bear interest at the prime lending rate established by the banks or LIBOR, at the Company's option, plus a variable interest margin determined based on the ratio of the total funded indebtedness to EBITDA, as defined in the Agreement. At June 30, 2000, the applicable borrowing rate, including the margin, was 12.25%. The fee for issued letters of credit is 2% per annum on the principal amount of letters of credit issued for performance or payment, or 3% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee is 1/2 of 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The revolving portion of the Secured Senior Credit Facility matures November 2002 and the term portion matures November 2004.

     At June 30, 2000, the Company was not in compliance with certain financial covenants in the Secured Senior Credit Facility. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant and did not meet the Minimum Current ratio covenant, as defined in the Agreement. As a result of this noncompliance, certain financial information will be reported to the Bank Group monthly rather than quarterly, as previously required under the Secured Senior Credit Facility, and the Company has agreed to limit cash advances under the revolving portion of the facility to $17.0 million and letters of credit to $15.0 million. Additionally, $23.8 million outstanding under the Secured Senior Credit Facility has been classified current and included in Notes Payable in the June 30, 2000 balance sheet. The Company expects to execute an amendment to the Secured Senior Credit Facility prior to August 31, 2000, which will establish a borrowing base agreeable to the Bank Group and the Company, and which will establish financial covenants consistent with the Company's current financial condition and anticipated outlook. The Company expects that execution of this amendment will allow the amounts outstanding under the Secured Senior Credit Facility to be classified as noncurrent.

     At June 30, 2000, the Company had $17.0 million in borrowings and $4.9 million in letters of credit outstanding under the revolving credit facility and $8.8 million outstanding under the term loan facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's Form 10-K for the year ended March 31, 2000. No material changes have occurred since March 31, 2000.

PART II

ITEM 5. OTHER INFORMATION

     On August 4, 2000 the Company announced operating results and related matters for the first quarter transition period ending December 31, 2000. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit
             Number                Description
             -------               -----------

              27.1                 Financial Data Schedule.

              99.1 Press release issued by the Company on August 4, 2000 announcing its operating results and related matters for the first quarter transition period ending December 31, 2000.

        (b)  Reports on Form 8-K

             A current report on Form 8-K under Items 7. and 8., dated June 30, 2000. Pursuant to Item 7., the Company included a press release concerning the change of fiscal year from the year ending March 31 to the year ending December 31.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIFAB International, Inc.
                                    --------------------------------------------



Date  August 14, 2000               /s/ Peter J. Roman
     ----------------               --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                DESCRIPTION
             -------               -----------
              27.1                 Financial Data Schedule.

              99.1                 Press release issued by the Company on August
                                   4, 2000 announcing its operating results and related matters for the first quarter transition period ending December 31, 2000.