Form 10-Q
period 2000-09-30
UNIFAB INTERNATIONAL INC
filed 2000-11-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the Transition Period From _______ to _______


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Louisiana                                                            72-1382998
--------------------------------------------------------------                          -------------------
             (State or other jurisdiction or                                             (I.R.S. Employer
             incorporation or organization)                                             Identification No.)


              5007 Port Road
              New Iberia, LA                                                 70562
--------------------------------------------                         ---------------------
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

Common Stock, $0.01 Par Value ---- 8,125,950 shares outstanding as of November 9, 2000.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets-- September 30, 2000 and March 31, 2000 ....    1

             Condensed Consolidated Statements of Operations -- Three Months Ended
             September 30, 2000 and 1999; Six months Ended September 30, 2000 and l999 ........    2

             Condensed Consolidated Statements of Cash Flows-- Six Months Ended
             September 30, 2000 and 1999 ......................................................    3

             Notes to Condensed Consolidated Financial Statements-- September 30, 2000 ........    4


   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations .......................................................................    6

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk ...........................    8

PART II. OTHER INFORMATION


   Item 5.   Other Information ................................................................    9

   Item 6.   Exhibits and Reports on Form 8-K .................................................    9

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  SEPTEMBER 30        MARCH 31
                                                                                      2000              2000
                                                                                  ------------      ------------
                                                                                   (UNAUDITED)        (NOTE 2)
                                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $         31      $        189
  Accounts receivable                                                                   21,773            17,794
  Costs and estimated earnings in excess of billings on uncompleted contracts            4,412             6,353
  Prepaid expenses and other assets                                                      9,632             8,709
                                                                                  ------------      ------------
Total current assets                                                                    35,848            33,045

Property, plant and equipment, net                                                      34,070            31,708
Goodwill, net                                                                           15,425            15,857
Other assets                                                                             3,486             4,041
                                                                                  ------------      ------------
Total assets                                                                      $     88,829      $     84,651
                                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $     12,959      $      7,335
  Billings in excess of costs and estimated earnings on uncompleted contracts            2,615             2,436
  Accrued liabilities                                                                    2,939             2,343
  Notes payable                                                                            125            24,720
                                                                                  ------------      ------------
Total current liabilities                                                               18,638            36,834

Deferred income taxes                                                                    3,684             3,549
Noncurrent notes payable                                                                13,099                --

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,
   8,125,950 and 6,820,305 shares outstanding                                               81                68
  Additional paid-in capital                                                            46,703            35,395
  Retained earnings                                                                      6,743             8,852
  Currency translation adjustment                                                         (119)              (47)
                                                                                  ------------      ------------
Total shareholders' equity                                                              53,408            44,268
                                                                                  ------------      ------------
Total liabilities and shareholders' equity                                        $     88,829      $     84,651
                                                                                  ============      ============



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED SEPTEMBER 30     SIX MONTHS ENDED SEPTEMBER 30
                                                  -------------------------------     ------------------------------
                                                      2000              1999              2000             1999
                                                  ------------      ------------      ------------      ------------
                                                                 (In thousands except per share data)
Revenue .....................................     $     22,673      $     21,511      $     42,905      $     37,766
Cost of revenue .............................           22,446            18,728            40,743            32,601
                                                  ------------      ------------      ------------      ------------
Gross profit ................................              227             2,783             2,162             5,165
Selling, general and administrative
  Expense ...................................            2,298             2,216             4,178             4,206
                                                  ------------      ------------      ------------      ------------
Income (loss) from operations ...............           (2,071)              567            (2,016)              959
Other income (expense):
  Interest expense ..........................             (770)             (328)           (1,295)             (707)
  Interest income ...........................               84                 9               173               183
                                                  ------------      ------------      ------------      ------------
Income (loss) before income taxes ...........           (2,757)              248            (3,138)              435
Provision for Income tax (benefit) ..........             (884)              174            (1,029)              245
                                                  ------------      ------------      ------------      ------------
Net income (loss) ...........................     $     (1,873)     $         74      $     (2,109)     $        190
                                                  ============      ============      ============      ============
Basic and diluted earnings (loss) per
  share .....................................     $      (0.27)     $       0.01      $      (0.31)     $       0.03
                                                  ============      ============      ============      ============
Basic weighted average shares
  outstanding ...............................            6,854             6,773             6,839             6,658
                                                  ============      ============      ============      ============
Diluted weighted average shares
  outstanding ...............................            6,854             6,806             6,839             6,683
                                                  ============      ============      ============      ============






See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30
                                                     ------------------------------
                                                         2000               1999
                                                     ------------      ------------
                                                             (IN THOUSANDS)
Net cash provided by operating activities            $      3,836      $        514

Investing activities:
Net cash acquired in acquisition of business                   --               233
Purchases of equipment                                     (3,029)           (3,729)
Proceeds from sale of equipment                               105                --
                                                     ------------      ------------
                                                           (2,924)           (3,496)

Financing activities:
Net change in borrowings                                   (3,922)            1,949
Payments on noncurrent notes payable                       (8,833)               --
Proceeds from issuance of common stock                     11,685                --
                                                     ------------      ------------
                                                           (1,070)            1,949

                                                     ------------      ------------
Net change in cash and cash equivalents                      (158)           (1,033)
Cash and cash equivalents at beginning of period              189             1,125
                                                     ------------      ------------
Cash and cash equivalents at end of period           $         31      $         92
                                                     ============      ============


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 2000, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the nine months ending December 31, 2000.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

3.       Common Stock Issuance

     On September 29, 2000, the Company completed a private placement in which 1,300,000 shares were sold to eight accredited investors for aggregate proceeds of $12,350,000 ($9.50 per share). Morgan Keegan & Company, Inc., for its services as placement agent, received a commission of $617,500 and a warrant to purchase 60,000 shares of our common stock at an exercise price of $9.50 per share. The net proceeds of the private placement after the commission to the placement agent and offering expenses totaled $11,685,150, which were applied to reduce the indebtedness under the secured senior credit facility.

4.       Credit Facility

     The Company had a Secured Senior Credit Facility with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the "Secured Senior Credit Facility"). Under the terms of the facility, the Company could borrow up to $30.0 million for general corporate purposes under a revolving credit facility, of which up to $17.5 million was available for standby letters of credit. Additionally, the Secured Senior Credit Facility provided for a $10.0 million term loan with monthly principal payments of $167,000, plus interest. On September 29, 2000, $8.5 million, the entire amount then outstanding under the term loan, was paid.

     On October 19, 2000, the Company restructured the Secured Senior Credit Facility by entering into an amended and restated loan agreement with the Bank Group, (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides a $30 million revolving credit facility which is subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $15 million at September 30, 2000) plus 80% of eligible accounts receivable (approximately $10 million at September 30, 2000). Borrowings under the credit facility bear interest at the prime lending rate established by the banks or LIBOR, at our option, plus a variable interest margin based on the ratio of the total funded indebtedness to EBITDA, as defined in the Credit Agreement. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The credit facility matures November 2002.

     At September 30, 2000, the Company had $13.1 million in borrowings and $2.6 million in letters of credit outstanding under the revolving credit facility. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company has classified the amounts outstanding under the Secured Senior Credit Facility as noncurrent in the September 30, 2000 balance sheet.

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

RESULTS OF OPERATIONS

    Revenue for the three months ended September 30, 2000 increased 5.6% to $22.7 million from $21.5 million for the three months ended September 30, 1999. For the six month periods ended September 30, 2000 and l999, revenue was $42.9 million and $37.8 million respectively, an increase in the current period of 13.5%. This increase is due mainly to increased activity in the drilling rig fabrication and repair market partially offset by reduced activity in process equipment design and fabrication compared to last year. Although activity levels are increasing, this volume level is approximately half of the volume levels experienced in 1997 and 1998. At September 30, 2000 backlog was approximately $16.3 million.

    Cost of revenue for the three months ended September 30, 2000 increased 19.9% or $3.7 million to $22.4 million from $18.7 million in the three months ended September 30, 1999. For the six-month period ended September 30, 2000, cost of revenue of $40.7 million was $8.1 million or 25.0% higher than for the same period in l999. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs increased in the September quarter as a percentage of revenues to 98.9% in 2000 from 87.1% in 1999, and to 95.0% for the six months ended September 30, 2000 from 86.3% for the same period in 1999. This increase in costs as a percentage of revenues reflects reduced margins for all services from the same period last year caused by the high level of competition for the construction projects being awarded. Also in the September 2000 quarter, the Company recorded cost adjustments totaling $480,000 on two contracts.

    Gross profit for the three and six month periods ended September 30, 2000 decreased to $0.2 million and $2.2 million respectively, from $2.8 million and $5.2 million in the corresponding periods in l999. The decrease in gross profit is mainly due to competitive pricing for the few projects being awarded caused by the increased competition for these projects and the contract cost adjustments referred to above. Additionally, lower man hour levels at the Company's main fabrication facilities cause hourly fixed overhead rates to increase and result in increased costs relative to revenue.

    Selling, general and administrative expense remained relatively constant at $2.3 million in the three months ended September 30, 2000 compared to $2.2 million in the corresponding period in 1999. Included in the September 2000 quarter is the write off of $235,000 for a receivable from a company which filed for bankruptcy under Chapter 7. For the six months ended September 30, 2000, these expenses remained constant at $4.2 million compared to the same period in l999. The Company's selling, general and administrative expense as a percentage of revenue decreased to 9.7% in the six months ended September 2000 from 11.1% in the six months ended September 1999 due mainly to specific management initiatives to hold steady or reduce overhead cost.

    Interest expense for the three and six month periods ended September 30, 2000 were higher than the same periods in 1999. Funds drawn on the Company's credit facility and the interest rates charged for those funds were higher than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the six months ended September 30, 2000, cash provided by operating and financing activities was $15.5 million, including $11.7 from the issuance of common stock. Cash used in net investing activities was $2.9 million. Investing activities consisted mainly of capital expenditures, including continued investment in the Company's deep-water fabrication and drilling rig-refurbishing facility in Lake Charles, Louisiana. Cash used to reduce borrowings was $12.8 million, including $8.8 million to retire the term facility portion of the secured senior credit facility.

     The Company has substantially completed the construction of a deep-water fabrication and drilling rig-refurbishing facility on property leased from the Lake Charles Harbor and Terminal District in Lake Charles, Louisiana, and held the grand opening at the facility on November 9, 2000. Under the terms of the lease, the Company is committed to fund capital expenditures totaling $8.0 million to develop the facility and acquire equipment necessary for operations. Through September 30, 2000 the Company has funded approximately $7.6 million toward this development. The Company has funded these capital expenditures through draws on its credit facility and cash from operations.

     On September 29, 2000, the Company completed a private placement in which 1,300,000 shares were sold to eight accredited investors for aggregate proceeds of $12,350,000 ($9.50 per share). Morgan Keegan & Company, Inc., for its services as placement agent, received a commission of $617,500 and a warrant to purchase 60,000 shares of our common stock at an exercise price of $9.50 per share. The net proceeds of the private placement after the commission to the placement agent and offering expenses totaled $11,685,150, which was applied to reduce the indebtedness under the secured senior credit facility.

     The Company had a Secured Senior Credit Facility with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the "Secured Senior Credit Facility"). Under the terms of the facility, the Company could borrow up to $30.0 million for general corporate purposes under a revolving credit facility, of which up to $17.5 million was available for standby letters of credit. Additionally, the Secured Senior Credit Facility provided for a $10.0 million term loan with monthly principal payments of $167,000, plus interest. On September 29, 2000, $8.5 million, the entire amount then outstanding under the term loan, was paid.

     On October 19, 2000, the Company restructured the secured senior credit facility by entering into an amended and restated loan agreement with the Bank Group, (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides a $30 million revolving credit facility which is subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $15 million at September 30, 2000) plus 80% of eligible accounts receivable (approximately $10 million at September 30, 2000). Borrowings under the credit facility bear interest at the prime lending rate established by the banks or LIBOR, at our option, plus a variable interest margin based on the ratio of the total funded indebtedness to EBITDA, as defined in the Credit Agreement. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The credit facility matures November 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's Form 10-K for the year ended March 31, 2000. Refer to Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Amended and Restated Credit Agreement. No other material changes have occurred since March 31, 2000.

     PART II

ITEM 5. OTHER INFORMATION

     On November 14, 2000 the Company announced operating results and related matters for the second quarter transition period ending December 31, 2000. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

              Exhibit
              Number                Description

                27.1                Financial Data Schedule

                99.1 Press release issued by the Company on November 14, 2000 announcing its operating results and related matters for the second quarter transition period ending December 31, 2000.

     (b)  Reports on Form 8-K

          A current report on Form 8-K under Items 5 and 7, dated September 29, 2000. Pursuant to Item 5., the Company included the Stock Purchase Agreements, Registration Rights Agreements and a press release concerning the state of equity securities issued in the private placement as exhibits to Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIFAB International, Inc.



Date  November 14, 2000            /s/ Peter J. Roman
      -----------------------      --------------------------------------------
                                   Peter J. Roman
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

              EXHIBIT
              NUMBER                DESCRIPTION
              ------                -----------

                27.1                Financial Data Schedule

                99.1                Press release issued by the Company on
                                    November 14, 2000 announcing its operating results and related matters for the second quarter transition period ending December
                                    31, 2000.