Form 10-Q
period 2001-03-31
UNIFAB INTERNATIONAL INC
filed 2001-05-15
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Transition Period From                to
                                       ---------------    -------------------


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Louisiana                              72-1382998
             -------------------------------            -----------------
             (State or other jurisdiction or             (I.R.S. Employer
             incorporation or organization)             Identification No.)


                    5007 Port Road
                    New Iberia, LA                               70562
      ---------------------------------------                 ----------
      (Address of principal executive offices)                (Zip Code)



                                 (337) 367-8291
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $0.01 Par Value -- 8,132,283 shares outstanding as of May 10,
2001.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                           PAGE

   Item 1.   Financial Statements

             Condensed  Consolidated Balance Sheets-- March 31, 2001 and December 31,
                2000....................................................................     1


             Condensed  Consolidated  Statements  of  Operations-- Three Months Ended
                March 31, 2001 and 2000.................................................     2

             Condensed  Consolidated  Statements  of Cash Flows-- Three  Months Ended
                March 31, 2001 and 2000.................................................     3

             Notes to Condensed Consolidated Financial Statements-- March 31, 2001......     4


   Item 2.   Management's  Discussion and Analysis of Financial Condition and Results
                of Operations...........................................................     6

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk.....................     8

PART II.           OTHER INFORMATION


   Item 5.   Other Information..........................................................     9

   Item 6.   Exhibits and Reports on Form 8-K...........................................     9

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                               MARCH 31    DECEMBER 31
                                                                                                 2001         2000
                                                                                             -----------   -----------
                                                                                             (UNAUDITED)
                                                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $     99    $  1,004
  Accounts receivable, net of allowance for doubtful accounts
      of $1,000 and  $958, respectively                                                          18,977      15,101
  Costs and estimated earnings in excess of billings on uncompleted contracts                     7,823       2,840
  Income tax receivable                                                                           6,416       6,416
  Prepaid expenses and other assets                                                               2,724       3,116
                                                                                               --------    --------
Total current assets                                                                             36,039      28,477

Property, plant and equipment, net                                                               34,670      34,549
Goodwill, net                                                                                    15,269      15,496
Deferred income taxes                                                                             1,272         606
Other assets                                                                                      3,570       3,526
                                                                                               --------    --------
Total assets                                                                                   $ 90,820    $ 82,654
                                                                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $ 12,597    $  8,318
  Billings in excess of costs and estimated earnings on uncompleted contracts                     3,173       2,500
  Accrued liabilities                                                                             5,142       3,543
  Notes payable                                                                                  23,344       2,303
                                                                                               --------    --------
Total current liabilities                                                                        44,256      16,664

Noncurrent notes payable                                                                             --      18,000

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,  8,132,283 and 8,127,283
   shares outstanding                                                                                81          81
  Additional paid-in capital                                                                     46,765      46,713
  Retained earnings (accumulated deficit)                                                           (15)      1,586
  Currency translation adjustment                                                                  (267)       (390)
                                                                                               --------    --------
Total shareholders' equity                                                                       46,564      47,990
                                                                                               --------    --------
Total liabilities and shareholders' equity                                                     $ 90,820    $ 82,654
                                                                                               ========    ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
                                                  2001        2000
                                                --------    --------
                                           (In thousands except per share data)
Revenue .....................................   $ 21,703    $ 17,307

Cost of revenue .............................     21,575      17,489
                                                --------    --------
Gross profit (loss) .........................        128        (182)
Selling, general and administrative
  expense ...................................      2,110       1,982
                                                --------    --------
Loss from operations ........................     (1,982)     (2,164)

Other income (expense):
  Interest expense ..........................       (569)       (533)

  Interest income ...........................          7          52
                                                --------    --------
Loss before income taxes ....................     (2,544)     (2,645)

Provision for income tax (benefit) ..........       (941)       (783)
                                                --------    --------

Net (loss) ..................................   $ (1,603)   $ (1,862)
                                                ========    ========


Basic and diluted loss per share ............   $  (0.20)   $  (0.27)
                                                ========    ========

Basic and diluted weighted average
  shares outstanding ........................      8,132       6,723
                                                ========    ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           --------------------
                                                             2001        2000
                                                           --------------------
                                                              (IN THOUSANDS)
Net cash used in operating activities                      $(3,233)   $(1,157)

Investing activities:
Net cash acquired in acquisition of business                    --        (34)
Purchases of equipment                                        (734)    (2,413)
                                                           -------    -------
                                                              (734)    (2,447)

Financing activities:
Net change in borrowings                                     3,062      3,766
Payments on noncurrent notes payable                            --     (1,344)
Distributions to dissenting shareholder                         --       (360)
                                                           -------    -------
                                                             3,062      2,062

                                                           -------    -------
Net change in cash and cash equivalents                       (905)    (1,542)
Cash and cash equivalents at beginning of period             1,004      1,731
                                                           -------    -------
Cash and cash equivalents at end of period                 $    99    $   189
                                                           =======    =======


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. Through a wholly owned subsidiary, Oil Barges, Inc., the Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located at the Port of Iberia at New Iberia, Louisiana. Through a wholly-owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services. Through a wholly-owned subsidiary, Allen Process Systems, Ltd., headquartered in London, England, the Company provides engineering and project management services primarily in Europe and the Middle East.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 2001, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.       BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the period ended December 31, 2000 included in the Company's Transition Period Report on Form 10-K.

3.   CREDIT FACILITY

    AMENDED AND RESTATED CREDIT AGREEMENT. On October 19, 2000, the Company restructured its secured senior credit facility, which was originally entered into on November 30, 1999, by entering into an amended and restated loan agreement with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Credit Agreement, which is secured by substantially all the assets of the Company, provides a $30 million revolving credit facility, which is subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.5 million at March 31, 2001) plus 80% of eligible accounts receivable (approximately $9.2 million at March 31, 2001). Borrowings under the credit facility bear interest at the prime lending rate established by the banks or LIBOR, at the option of the Company, plus a variable interest margin based on the ratio of the total funded indebtedness to EBITDA, as defined in the Credit Agreement. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $200,000 per month. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The credit facility matures in November 2002.

     At the request of the Company, the Bank Group executed an amendment to the credit agreement on April 2, 2001. Under the terms of the amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus a variable and escalating margin as defined in the amendment (11.5% at April 2, 2001). The Company determined it was not in compliance with the amended covenants as of March 31, 2001 as a result of an adjustment to total estimated contract costs on a liftboat under construction in the OBI yard. This adjustment resulted from the completion in April 2001 of a comprehensive internal review of the status of the project in conjunction with the inspection and approval of work peformed to date by the U.S. Coast Guard and a survey performed by an independent marine appraiser. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant, and did not meet the minimum fixed charge coverage ratio covenant or the minimum pre tax loss covenant, as defined in the amendment. The amendment calls for scheduled reductions of the aggregate revolving commitment of $3.0 million, $3.0 million and $4.0 million on March 31, April 30 and May 31, 2001, respectively, and $1.0 million each month thereafter. The Company reduced the aggregate commitment $3.0 million at March 31, 2001 and by $2.0 million on April 30, 2001. Although management is working to meet these scheduled reductions, the Company may not be able to reduce the commitment as required at May 31, 2001. A commitment fee of $100,000 is to be paid for any month in which the agreed commitment reduction is not met. At March 31, 2001, the Company had $23.3 million in borrowings and $1.8 million in letters of credit outstanding under the revolving credit facility. As a result of noncompliance with the terms of the amendment referred to above, $23.3 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the March 31, 2001 balance sheet. The Company expects to replace this commercial bank facility with alternative forms of debt or equity financing.

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

RESULTS OF OPERATIONS

     Revenue for the three months ended March 31, 2001 increased 25.4% to $21.7 million from $17.3 million for the three months ended March 31, 2000. This increase is primarily due to increased activity in the structural fabrication and drilling rig fabrication and repair markets partially offset by a decrease in revenue from the design and fabrication of process equipment compared to last year. Total direct labor hours worked increased 34.3% from the levels experienced in the same period last year. Direct labor hours worked by the Company's structural fabrication and drilling rig fabrication facilities increased by 11% and 402%, respectively. In particular, structural fabrication revenue increased 87.1% to $9.5 million, while revenue generated from drilling rig fabrication and repair operations increased 148.3% to $5.8 million from $2.3 million from the same period last year. At March 31, 2001 backlog was approximately $32.1 million.

     Cost of revenue was $21.6 million for the three months ended March 31, 2001 compared to $17.5 million for the same period last year. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs decreased in the March quarter as a percentage of revenue to 99.4% from 101.1% in 2000. This decrease in costs as a percentage of revenues reflects slightly higher margins specifically for structural fabrication and drilling rig repair services offset by decreased margins for process equipment design and fabrication. Cost of sales for the quarter included $1.1 million contract loss reserve on the new build liftboat under construction in the OBI yard. This adjustment to total estimated contract costs on the liftboat resulted from a comprehensive internal review of the status of the project in conjunction with the inspection and approval of work peformed to date by the U.S. Coast Guard and a survey per formed in April 2001 by an independent marine appraiser. The scheduled completion and delivery of the liftboat is July 2001.

     Gross profit for the three months ended March 31, 2001 increased to $128,000 from ($182,000) for the same period last year. The increase in gross profit is primarily due to slightly higher margins on structural fabrication work, offset by lower margins on all other services. Lower margins are mainly due to competitive pricing for the few projects being awarded caused by the increased competition for these projects and the contract cost adjustment referred to above. Additionally, increased man hour levels at all Company facilities, with the exception of the process equipment operation, cause hourly fixed overhead rates to decrease and result in decreased costs relative to revenue.

     Selling, general and administrative expense remained relatively constant at $2.1 million in the three months ended March 31, 2001 compared to $2.0 million in the corresponding period in 2000. The Company's selling, general and administrative expense as a percentage of revenue decreased to 9.7% in the three months ended March 31, 2001 from 11.4% in the three months ended March 31, 2000 due mainly to specific management initiatives to hold steady or reduce overhead cost and higher revenue in the March 2001 quarter.

     Interest expense for the three months ended March 31, 2001 was higher than the same period in 2000. Funds drawn on the Company's credit facility and the interest rates charged for those funds where higher than in the prior year.

     As of March 31, 2001, the Company has deferred tax assets of $5.5 million, net of a valuation allowance related to the operating loss carryforwards of the Company's foreign subsidiary of $392,000. As a result of the loss recorded in the quarter ended March 31, 2001, the net deferred tax assets exceed existing taxable temporary differences by $711,000 dollars, however, no valuation allowance is provided as management expects that the Company's results over the remainder of 2001 and 2002 will reflect net income. However, should the Company's future operating performance result in cumulative losses in recent years, then, in accordance with FAS 109, a valuation allowance for a portion of the Company's deferred tax assets may be required.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the three months ended March 31, 2001, the Company's available funds and cash generated from financing activities together funded cash used in operations of $3.2 million and investing activities of $0.7 million. Investing activities consisted of capital expenditures, primarily for machinery and equipment for use at the Company's deep-water fabrication facility in Lake Charles, Louisiana.

    On October 19, 2000, the Company restructured its secured senior credit facility, which was originally entered into on November 30, 1999, by entering into an amended and restated loan agreement with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Credit Agreement, which is secured by substantially all the assets of the Company, provided a $30 million revolving credit facility, subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.5 million at March 31, 2001) plus 80% of eligible accounts receivable (approximately $9.2 million at March 31, 2001). Borrowings under the credit facility bear interest at the prime lending rate established by the banks or LIBOR, at the option of the Company, plus a variable interest margin based on the ratio of the total funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $200,000 per month. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio described above. The credit facility matures in November 2002.

     At the request of the Company, the Bank Group executed an amendment to the credit agreement on April 2, 2001. Under the terms of the amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus a variable and escalating margin as defined in the amendment (11.5% at April 2, 2001). The Company determined it was not in compliance with the amended covenants as of March 31, 2001 as a result of an adjustment to total estimated contract costs on a liftboat under construction in the OBI yard. This adjustment resulted from the completion in April 2001 of a comprehensive internal review of the status of the project in conjunction with the inspection and approval of work peformed to date by the U.S. Coast Guard and a survey performed by an independent marine appraiser. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant, and did not meet the minimum fixed charge coverage ratio covenant or the minimum pre tax loss covenant, as defined in the amendment. The amendment calls for scheduled reductions of the aggregate revolving commitment of $3.0 million, $3.0 million and $4.0 million on March 31, April 30 and May 31, 2001, respectively, and $1.0 million each month thereafter. The Company reduced the aggregate commitment $3.0 million at March 31, 2001 and by $2.0 million on April 30, 2001. Although management is working to meet these scheduled reductions, the Company may not be able to reduce the commitment as required at May 31, 2001. A commitment fee of $100,000 is to be paid for any month in which the agreed commitment reduction is not met. At March 31, 2001, the Company had $23.3 million in borrowings and

$1.8 million in letters of credit outstanding under the revolving credit facility.

     As a result of noncompliance with the terms of the amendment referred to above, $23.3 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the March 31, 2001 balance sheet, resulting in a working capital deficit of $8.2 million. The Company is working on alternative forms of financing which are longer term in nature, including asset financing, subordinated debt or equity financing and strategic alliance relationships. Any such financing would result in reducing or replacing the commercial bank facility and reclassifying the amounts outstanding to noncurrent. A new credit agreement or financing arrangement may require higher interest and principal repayments, requiring the Company to use more of its cash flow from operations to meet these obligations. A new credit agreement or financing arrangement could further restrict Company operations by, for example, limiting the ability of the Company to make acquisitions and acquire assets. An alternative debt or equity arrangement would likely involve the issuance of debt or preferred equity securities that are convertible into shares of Company common stock. As a result of any such conversion, existing shareholders could lose the control of the Company that they now enjoy and earnings per Company share could decline. Any of these new financing arrangements could reduce the market value of Company shares. Management believes that its available funds, cash generated by operating and financing activities will be sufficient to fund planned capital expenditures and its working capital needs for the next 12 months. Expansion of the Company's operations through future acquisitions may require additional equity or debt financing.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the quarter ended March 31, 2001. The Company does not currently use derivative financial instruments and, therefore, this pronouncement had no effect on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's Form 10-K for the period ended December 31, 2000. Refer to Note 7 to the Condensed Consolidated Financial Statements for a discussion of the Credit Arrangement. No other material changes have occurred since December 31, 2000.

     PART II

ITEM 5. OTHER INFORMATION

     On May 14, 2001 the Company announced operating results and related matters for the first quarter ending March 31, 2001. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit
              Number                Description
              ------                -----------

                99.1 Press release issued by the Company on May14, 2001 announcing its operating results and related matters for the first quarter ending March31, 2001.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UNIFAB International, Inc.
                                            ------------------------------------------



Date        May 15, 2001                    /s/ Peter J. Roman
       -----------------------------        ------------------------------------------
                                            Peter J. Roman
                                            Vice President and Chief Financial Officer
                                            (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  99.1         Press release issued by the Company on May14, 2001 announcing its operating results and related matters for the first quarter ending March31, 2001.