Form 10-K/A
period 2000-12-31
UNIFAB INTERNATIONAL INC
filed 2001-06-15
CIK 101990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

(Mark one)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

OR
[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from April 1, 2000 to December 31, 2000

   Commission file number 0-29416

UNIFAB International, Inc.

(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1382998 (I.R.S. Employer Identification No.)

5007 Port Road, New Iberia, Louisiana (Address of principal executive offices)	70562 (Zip Code)
(337) 367-8291
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $0.01 par value per share
                                                                                                      (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of March 30, 2001 was approximately $39.6 million.

        The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of March 30, 2001 was 8,132,283.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement to be filed in connection with the registrant's 2001 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)

                 (iii) Exhibits

                 The Exhibit Index on page E-1 of this Amendment No. 1 to Transition Report on Form 10-K by which Exhibit 10.8 (Amended and Restated Credit Agreement) and Exhibit 10.9 (Waiver and First Amendment to Amended and Restated Credit Agreement) are added thereto is incorporated herein. The Company will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Mr. Peter J. Roman, UNIFAB International, Inc., P.O. Box 11308, New Iberia, LA 70562.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 2001.

UNIFAB International, Inc. (Registrant)

By: /s/ Dailey J. Berard
Dailey J. Berard Chairman of the Board, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Transition Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dailey J. Berard Dailey J. Berard	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 5, 2001
/s/ Peter J. Roman Peter J. Roman	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 5, 2001
/s/ Charles E. Broussard Charles E. Broussard	Director	June 5, 2001
/s/ Perry Segura Perry Segura	Director	June 6, 2001
/s/ George C. Yax George C. Yax	Director	June 8, 2001

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Sequentially Numbered Page
2.1	Transition Agreement among the Company, McDermott Incorporated, Universal Partners, Inc., Universal Fabricators Incorporated, and Dailey J. Berard *
2.2	Form of Agreement and Plan of Share Exchange between the Company and Universal Partners, Inc. *
2.3	Form of Share Exchange Agreement between the Company and McDermott Incorporated *
2.4	Agreement to Issue Stock in UNIFAB International, Inc. dated as of February 5, 1998 between UNIFAB International, Inc. and Professional Industrial Maintenance, LLC **
2.5

Amendment No. 1 to Agreement to Issue Stock in UNIFAB International, Inc. dated as of March 31, 1998 among UNIFAB International, Inc., Professional Industrial Maintenance, LLC, and Don E. Spano, Jr. **

2.6

Agreement and Plan of Merger among UNIFAB International, Inc., ATI Acquisition, L.L.C., Allen Tank, Inc., Vincent J. Cuevas, Walter L. Hampton, William A. Hines, Allen C. Porter, Jr., and Joseph G. Weisberger dated as of July 24, 1998 ***

2.7	Agreement and Plan of Merger among UNIFAB International, Inc., LATUSA Acquisition, Inc., LATOKA USA, Inc., William A. Hines, and Allen C. Porter, Jr., dated as of July 24, 1998 ***
2.8

Agreement and Plan of Reorganization among UNIFAB International, Inc., OBI Acquisition, Inc., Oil Barges, Inc., Southern Rentals, L.L.C., Roy J. Poche, Philip J. Patout, Rodney J. Verret, Rodney M. Verret, Frank D. Verret, Peggy Verret Simon, Paula Verret Berard, Cove Equipment, Inc., and Rodney J. Verret, Trustee of the SKW Trust, dated as of April 29,
1999 ****

3.1	Articles of Incorporation of the Company *
3.2	By-laws of the Company *
4.1	See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock *
4.2	Specimen Common Stock Certificate *
10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers *
10.2	The Company's Long-Term Incentive Plan * ƒ
10.3	Form of Stock Option Agreement under the Company's Long-Term Incentive Plan * ƒ
10.4	Form of Employment Agreement between the Company and Dailey J. Berard * ƒ
10.5	Ground Lease Agreement dated as of September 1, 1998, between PIM, L.L.C. (now UNIFAB International West, L.L.C. and a subsidiary of the Company) and the Lake Charles Harbor & Terminal District *****
10.6	Guaranty Agreement made as of September 1, 1998, by the Company in favor of the Lake Charles Harbor & Terminal District *****
10.7	Development Agreement among PIM, L.L.C., the Company, the Lake Charles Harbor & Terminal District, and the Calcasieu Parish Police Jury *****
10.8	Amended and Restated Credit Agreement dated as of October 19, 2000, among the Company, Bank One, Louisiana, National Association, IberiaBank, Regions Bank, and Whitney National Bank *****
10.9	Waiver and First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2001, among the Company, Bank One, NA, IberiaBank, RegionsBank, and Whitney National Bank
21.1	Subsidiaries of the Company ******
23.1	Consent of Ernst & Young LLP ******

____________________
*	Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 18, 1997, as amended (Registration No. 333-31609)
**	Incorporated herein by reference from the Company's Current Report on Form 8-K dated February 5, 1998, as amended
***	Incorporated herein by reference from the Company's Current Report on Form 8-K dated July 24, 1998, as amended
****	Incorporated herein by reference from the Company's Current Report on Form 8-K dated April 29, 1999
*****	Incorporated herein by reference from the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 26, 2000, as amended (Registration No. 333-48710)
******	Previously filed
ƒ	Management Contract or Compensatory Plan