Form 10-Q
period 2001-06-30
UNIFAB INTERNATIONAL INC
filed 2001-08-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

Transition Period From                         to
                       -----------------------    ----------------------------


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                           72-1382998
----------------------------------                        --------------------
 (State or other jurisdiction or                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


           5007 Port Road
           New Iberia, LA                                        70560
----------------------------------------                  --------------------
(Address of principal executive offices)                      (Zip Code)



                                 (337) 367-8291
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Common Stock, $0.01 Par Value ---- 8,132,283 shares outstanding as of July 25, 2001.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                                              PAGE
   Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -- June 30, 2001 and
                December 31, 2000 ....................................................       1

             Condensed Consolidated Statements of Operations -- Three Months
                Ended June 30, 2001 and 2000; Six Months Ended June 30, 2001
                and 2000 .............................................................       2

             Condensed Consolidated Statements of Cash Flows -- Six Months
                Ended June 30, 2001 and 2000 .........................................       3

             Notes to Condensed Consolidated Financial Statements -- June 30, 2001 ...       4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results
                of Operations ........................................................       6

   Item 3. Quantitative and Qualitative Disclosure of Market Risk ....................       8

PART II. OTHER INFORMATION


   Item 5. Other Information .........................................................       9

   Item 6. Exhibits and Reports on Form 8-K ..........................................       9

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                               JUNE 30       DECEMBER 31
                                                                                                2001             2000
                                                                                             ------------    ------------
                                                                                             (UNAUDITED)
                                                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $        204    $      1,004
  Accounts receivable, net of allowance for doubtful accounts
      of $871 and  $958, respectively                                                              17,149          15,101
  Costs and estimated earnings in excess of billings on uncompleted contracts                       6,961           2,840
  Income tax receivable                                                                             6,416           6,416
  Prepaid expenses and other assets                                                                 2,062           3,116
                                                                                             ------------    ------------
Total current assets                                                                               32,792          28,477

Property, plant and equipment, net                                                                 35,422          34,549
Goodwill, net                                                                                      15,026          15,496
Other assets                                                                                        3,868           4,132
                                                                                             ------------    ------------
Total assets                                                                                 $     87,108    $     82,654
                                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                           $     12,618    $      8,318
  Billings in excess of costs and estimated earnings on uncompleted contracts                       1,914           2,500
  Accrued liabilities                                                                               3,457           3,543
  Notes payable                                                                                    23,338           2,303
                                                                                             ------------    ------------
Total current liabilities                                                                          41,327          16,664

Noncurrent notes payable                                                                               --          18,000

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,  8,132,283 and 8,127,283
   shares outstanding                                                                                  81              81
  Additional paid-in capital                                                                       46,695          46,713
  Retained earnings (accumulated deficit)                                                            (605)          1,586
  Currency translation adjustment                                                                    (390)           (390)
                                                                                             ------------    ------------
Total shareholders' equity                                                                         45,781          47,990
                                                                                             ------------    ------------
Total liabilities and shareholders' equity                                                   $     87,108    $     82,654
                                                                                             ============    ============



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED JUNE 30       SIX  MONTHS ENDED JUNE 30
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
                                                              (In thousands except per share data)
Revenue                                            $     22,861    $     20,232    $     44,564    $     37,539
Cost of revenue                                          21,126          18,220          42,701          35,709
                                                   ------------    ------------    ------------    ------------
Gross profit                                              1,735           2,012
                                                                                          1,863           1,830
Selling, general and administrative
  Expense                                                 1,940           1,956           4,050           3,937
                                                   ------------    ------------    ------------    ------------
Income (Loss) from operations                              (205)             56          (2,187)         (2,107)
Other income (expense):
  Interest expense                                         (704)           (524)         (1,273)         (1,058)
  Interest income                                             2              88               9             140
                                                   ------------    ------------    ------------    ------------
Loss before income taxes                                   (907)           (380)         (3,451)         (3,025)
 Provision for income tax expense
  (benefit)                                                (316)            144          (1,258)           (927)
                                                   ------------    ------------    ------------    ------------
 Net loss                                          $       (591)   $       (236)   $     (2,193)   $     (2,098)
                                                   ============    ============    ============    ============

Basic and diluted loss per share                   $      (0.07)   $      (0.03)   $      (0.27)   $      (0.31)
                                                   ============    ============    ============    ============
Basic and diluted weighted average
  shares outstanding out                                  8,132           6,824           8,132           6,813
                                                   ============    ============    ============    ============




See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Net cash used in operating activities                         $     (1,734)   $     (1,319)

Investing activities:
Net cash acquired in acquisition of business                            --             (34)
Proceeds from sale of equipment                                         27             105
Purchases of equipment                                              (2,128)         (3,835)
                                                              ------------    ------------
                                                                    (2,101)         (3,764)
Financing activities:
Net change in borrowings                                             3,035           5,750
Payments on noncurrent notes payable                                    --          (1,844)
                                                                        --            (360)
Distributions to dissenting shareholder                              3,035           3,546
                                                              ------------    ------------
Net change in cash and cash equivalents                               (800)         (1,537)
Cash and cash equivalents at beginning of period                     1,004           1,731
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $        204    $        194
                                                              ============    ============


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 2001, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the period ended December 31, 2000 included in the Company's Transition Period Report on Form 10-K.

3. CREDIT FACILITY

    AMENDED AND RESTATED CREDIT AGREEMENT. On October 19, 2000, the Company restructured its secured senior credit facility, which was originally entered into on November 30, 1999, by entering into an amended and restated loan agreement with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Credit Agreement, which is secured by substantially all the assets of the Company, provides a revolving credit facility, subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.5 million at June 30, 2001) plus 80% of eligible accounts receivable (approximately $7.4 million at June 30, 2001). Borrowings under the credit facility bear interest at the prime lending rate established by the banks plus a variable interest margin. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $225,000 per month. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount for a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement. The credit facility matures in November 2002.

    At the request of the Company, the Bank Group executed an amendment to the credit agreement on April 2, 2001. Under the terms of the amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus a variable and escalating margin as defined in the amendment (10.25% at July 25, 2001). The Company was not in compliance with the amended covenants as of June 30, 2001. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant, and did not meet the minimum fixed charge coverage ratio covenant or the minimum pre tax loss covenant, as defined in the amendment. The amendment calls for scheduled reductions of the aggregate revolving commitment of $3.0 million, $3.0 million and $4.0 million on March 31, April 30 and May 31, 2001, respectively, and $1.0 million each month thereafter. The Company reduced the aggregate commitment $3.0 million at March 31, 2001 and by $2.0 million on April 30, 2001. Although management is working to meet these scheduled reductions, the Company may not be able to reduce the commitment as required under this amendment. A commitment fee of $100,000 is to be paid for any month in which the agreed commitment reduction is not met. At June 30, 2001, the Company had $23.3 million in borrowings and $1.8 million in letters of credit outstanding under the revolving credit facility. As a result of noncompliance with the terms of the amendment referred to above, the entire $23.3 million outstanding under the Credit Agreement has been classified as current in the June 30, 2001 balance sheet. The Company expects to replace this commercial bank facility with alternative forms of debt or equity financing. The Company has engaged a financial advisor to assist in replacing the credit facility. The cost of maintaining the facility is high, and management recognizes the importance of replacing it as soon as possible.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Transition Period Report on Form 10-K.

RESULTS OF OPERATIONS

    Revenue for the three months ended June 30, 2001 increased 13.4% to $22.9 million from $20.2 million for the three months ended June 30, 2000. For the six-month periods ended June 30, 2001 and 2000, revenue was $44.6 million and $37.5 million, respectively, an increase in the current period of 18.9%. This increase is primarily due to increased activity in the structural fabrication market. Revenue from the design and fabrication of process equipment decreased in the current six-month period by nearly 40% compared to the same period last year, mainly due to reduced demand for design and fabrication of process equipment in the March 31, 2001 quarter compared to the March quarter last year. In the June 2001 quarter revenue for design and fabrication of process equipment was at the same level as in the June quarter last year, as demand for these services has been increasing. Direct labor hours worked at all facilities in the six-month period ended June 30, 2001 increased 21.5% from the levels experienced in the same period last year. At June 30, 2001 backlog was approximately $31.4 million.

    Cost of revenue was $21.1 million for the three months ended June 30, 2001 compared to $18.2 million for the same period last year. For the six-month periods ended June 30, 2001 and 2000, cost of sales was $42.7 million and $35.7 million, respectively. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs increased overall in the June quarter as a percentage of revenue to 92.4% from 90.1% in the June 2000 quarter, and slightly increased to 95.8% of revenue in the six months ended June 30, 2001 from 95.1% in the same period last year. This increase in costs as a percentage of revenues reflects facility costs in the deep water facility in Lake Charles and in the barge repair facility in New Iberia caused by under-utilization of those facilities. This increase in operating costs as a percentage of revenue was offset by higher margins being obtained from the Company's structural fabrication operations. Cost of sales for the six month period ended June 30, 2001 also included a $1.1 million contract loss reserve on a new build liftboat under construction. This adjustment was recorded in the March quarter. The scheduled completion and delivery of the liftboat is September 2001.

    Gross profit for the three months ended June 30, 2001 decreased to $1.7 million from $2.0 million for the same period last year. In the six-month periods ended June 30, 2001 and 2000, gross profit was $1.9 million and $1.8 million, respectively. Gross profit as a percentage of revenue decreased in the June 30, 2001 quarter and six-month periods compared to the same periods last year. This decrease is primarily due to costs related to under utilized facilities in Lake Charles and in the barge repair facility in New Iberia and a $1.1 million contract loss reserve on a new build liftboat under construction, offset by increased margins in the Company's structural fabrication operations.

    Selling, general and administrative expense remained relatively constant at $1.9 million in the three months ended June 30, 2001 and 2000, and increased slightly to $4.1 million in the six-month period ended June 30, 2001 compared to $3.9 million in the corresponding six-month period in 2000. The Company's selling, general and administrative expense as a percentage of revenue decreased to 8.5% in the three months ended June 30, 2001 from 9.7% in the same period last year, and to 9.1% in the six month period ended June 30, 2001 from 10.5% in the same period last year. These decreases relative to revenue are due mainly to specific management initiatives to hold steady or reduce general and administrative overhead costs during this period of increasing revenue.

    Interest expense for the three and six month periods ended June 30, 2001 were higher than the same period in 2000. Funds drawn on the Company's credit facility and the interest rates charged for those funds were higher than in the prior year.

    As of June 30, 2001, the Company has deferred tax assets of $5.9 million, net of a valuation allowance related to the operating loss carryforwards of the Company's foreign subsidiary of $403,000. As a result of the loss recorded in the six months ended June 30, 2001, the net deferred tax assets exceed existing taxable temporary differences by $1.0 million dollars, however, no valuation allowance is provided as management expects that the Company's results over the remainder of 2001 and 2002 will reflect net income. However, should the Company's future operating performance result in losses, then, in accordance with FAS 109, a valuation allowance for a portion of the Company's deferred tax assets may be required.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the six months ended June 30, 2001, the Company's available funds and cash generated from financing activities together funded cash used in operations of $1.7 million and investing activities of $2.1 million. Investing activities consisted of capital expenditures, primarily for machinery and equipment for use at the Company's deep-water fabrication facility in Lake Charles, Louisiana.

    On October 19, 2000, the Company restructured its secured senior credit facility, which was originally entered into on November 30, 1999, by entering into an amended and restated loan agreement with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Credit Agreement, which is secured by substantially all the assets of the Company, provides a revolving credit facility, subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.5 million at June 30, 2001) plus 80% of eligible accounts receivable (approximately $7.4 million at June 30, 2001). Borrowings under the credit facility bear interest at the prime lending rate established by the banks plus a variable interest margin. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $225,000 per month. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement. The credit facility matures in November 2002.

    At the request of the Company, the Bank Group executed an amendment to the credit agreement on April 2, 2001. Under the terms of the amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus a variable and escalating margin as defined in the amendment (10.25% at July 25, 2001). The Company was not in compliance with the amended covenants as of June 30, 2001. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant, and did not meet the minimum fixed charge coverage ratio covenant or the minimum pre tax loss covenant, as defined in the amendment. The amendment calls for scheduled reductions of the aggregate revolving commitment of $3.0 million, $3.0 million and $4.0 million on March 31, April 30 and May 31, 2001, respectively, and $1.0 million each month thereafter. The Company reduced the aggregate commitment $3.0 million at March 31, 2001 and by $2.0 million on April 30, 2001. Although management is working to meet these scheduled reductions, the Company may not be able to reduce the commitment as required under this amendment. A commitment fee of $100,000 is to be paid for any month in which the agreed commitment reduction is not met. At June 30, 2001, the Company had $23.3 million in borrowings and $1.8 million in letters of credit outstanding under the revolving credit facility. As a result of noncompliance with the terms of the amendment referred to above, $23.3 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the June 30, 2001 balance sheet.

    As a result of noncompliance with the terms of the amendment referred to above, $23.3 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the June 30, 2001 balance sheet, resulting in a working capital deficit of $8.5 million. The Company is working on alternative forms of financing which are longer term in nature, including asset financing, subordinated debt or equity financing and strategic alliance relationships. Any such financing would result in reducing or replacing the commercial bank facility and reclassifying the amounts outstanding to noncurrent. A new credit agreement or financing arrangement may require higher interest and principal repayments, requiring the Company to use more of its cash flow from operations to meet these obligations. A new credit agreement or financing arrangement could further restrict Company operations by, for example, limiting the ability of the Company to make acquisitions and acquire assets. An alternative debt or equity arrangement would likely involve the issuance of debt or preferred equity securities that are convertible into shares of Company common stock. As a result of any such conversion, existing shareholders could lose the control of the Company that they now enjoy and earnings per Company share could decline. Any of these new financing arrangements could reduce the market value of Company shares. Management believes that its available funds and cash generated by operating and financing activities will be sufficient to fund planned capital expenditures and its working capital needs for the next 12 months. Expansion of the Company's operations through future acquisitions may require additional equity or debt financing. The Company has engaged a financial advisor to assist in replacing the credit facility. The cost of maintaining the facility is high, and management recognizes the importance of replacing it as soon as possible.


NEW ACCOUNTING STANDARD

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company currently does not have any other intangible assets deemed to have indefinite lives.

    The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $558,000 ($0.07 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, but has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    PART II

ITEM 5. OTHER INFORMATION

    On July 26, 2001 the Company announced operating results and related matters for the second quarter ending June 30, 2001. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

              Exhibit
              Number                Description

               99.1 Press release issued by the Company on July 26, 2001 announcing its operating results and related matters for the second quarter ending June 30, 2001.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIFAB International, Inc.
                                   --------------------------------------------



Date  August 13, 2001              Peter J. Roman
    ------------------             --------------------------------------------
                                   Peter J. Roman
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 99.1             Press release issued by the Company on July 26, 2001
                  announcing its operating results and related matters for the second quarter ending June 30, 2001.