Form 10-Q
period 2001-09-30
UNIFAB INTERNATIONAL INC
filed 2001-11-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________ to ____________


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Louisiana                             72-1382998
---------------------------------------      ------------------------------
   (State or other jurisdiction or                (I.R.S. Employer
    incorporation or organization)               Identification No.)


            5007 Port Road
            New Iberia, LA                              70560
--------------------------------------       -------------------------------
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

Common Stock, $0.01 Par Value ---- 8,137,972 shares outstanding as of November 14, 2001.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

                                                                                              PAGE

PART I.    FINANCIAL INFORMATION


        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets -- September 30, 2001 and
                     December 31, 2000......................................................    1


                  Condensed Consolidated Statements of Operations -- Three Months Ended
                     September 30, 2001 and 2000; Nine Months Ended September 30, 2001
                     and 2000................................................................   2

                  Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
                     September 30, 2001 and 2000.............................................   3

                  Notes to Condensed Consolidated Financial Statements -- September 30,
                     2001....................................................................   4


        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................   7

        Item 3.   Quantitative and Qualitative Disclosure of Market Risk.....................  10

PART II.   OTHER INFORMATION


        Item 5.   Other Information..........................................................  11

        Item 6.   Exhibits and Reports on Form 8-K...........................................  11

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                              SEPTEMBER 30     DECEMBER 31
                                                                                                  2001            2000
                                                                                              ------------     -----------
                                                                                              (UNAUDITED)
                                                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $    220         $  1,004
  Accounts receivable, net of allowance for doubtful accounts
      of $2,526 and $958, respectively                                                           16,193           15,101
  Costs and estimated earnings in excess of billings on uncompleted contracts                     5,129            2,840
  Income tax receivable                                                                           4,248            6,416
  Prepaid expenses and other assets                                                               1,778            3,116
                                                                                               --------         --------
Total current assets                                                                             27,568           28,477

Property, plant and equipment, net                                                               34,883           34,549
Goodwill, net                                                                                       264           15,496
Other assets                                                                                        783            4,132
                                                                                               --------         --------
Total assets                                                                                   $ 63,498         $ 82,654
                                                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $ 14,021         $  8,318
  Billings in excess of costs and estimated earnings on uncompleted contracts                       918            2,500
  Accrued liabilities                                                                             2,791            3,543
  Notes payable                                                                                  22,752            2,303
                                                                                               --------         --------
Total current liabilities                                                                        40,482           16,664

Noncurrent notes payable                                                                           --             18,000

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,  8,132,283 and 8,127,283
   shares outstanding                                                                                81               81
  Additional paid-in capital                                                                     46,695           46,713
  Retained earnings (accumulated deficit)                                                       (23,640)           1,586
  Currency translation adjustment                                                                  (120)            (390)
                                                                                               --------         --------
Total shareholders' equity                                                                       23,016           47,990
                                                                                               --------         --------
Total liabilities and shareholders' equity                                                     $ 63,498         $ 82,654
                                                                                               ========         ========



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                                        -------------------------------       -------------------------------
                                                              2001              2000               2001               2000
                                                           ---------          --------          ---------          --------
                                                                         (In thousands except per share data)

Revenue ..........................................         $  19,957          $ 22,673          $  64,521          $ 60,212
Cost of revenue ..................................            18,397            22,446             61,098            58,155
                                                           ---------          --------          ---------          --------
Gross profit .....................................             1,560               227              3,423             2,057
Selling, general and administrative
  expense ........................................             1,655             2,298              5,505             6,235
                                                           ---------          --------          ---------          --------
Income (Loss) from operations ....................               (95)           (2,071)            (2,082)           (4,178)
Other income (expense):
  Loss on disposal of equipment and
   closure of facility ...........................            (2,834)             --               (2,834)             --
  Impairment of goodwill .........................           (14,786)             --              (14,786)             --
  Provision for bad debt .........................            (1,643)             --               (1,643)             --
  Commitment fees ................................              (300)             --                 (500)             --
  Interest expense ...............................              (824)             (770)            (2,097)           (1,828)
  Interest income ................................                22                84                 31               224
                                                           ---------          --------          ---------          --------
Loss before income taxes .........................           (20,460)           (2,757)           (23,911)           (5,782)
 Provision for income tax expense
   (benefit) .....................................             2,574              (884)             1,316            (1,811)
                                                           ---------          --------          ---------          --------
 Net loss ........................................         $ (23,034)         $ (1,873)         $ (25,227)         $ (3,971)
                                                           =========          ========          =========          ========

Basic and diluted loss per share .................         $   (2.83)         $  (0.27)         $   (3.10)         $  (0.58)
                                                           =========          ========          =========          ========
Basic and diluted weighted average shares
   outstanding ...................................             8,132             6,854              8,132             6,827
                                                           =========          ========          =========          ========



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                          --------------------------
                                                                             2001              2000
                                                                          --------          --------
                                                                                (IN THOUSANDS)

Net cash provided by (used in) operating activities                       $ (1,051)         $  2,679

Investing activities:
Net cash acquired in acquisition of business                                  --                 (34)
Proceeds from sale of equipment                                                 27               105
Purchases of equipment                                                      (2,209)           (5,442)
                                                                          --------          --------
                                                                            (2,182)           (5,371)

Financing activities:
Net change in borrowings                                                     2,449              (156)
Payments on noncurrent notes payable                                          --             (10,177)
Proceeds from issuance of common stock                                        --              11,685
                                                                              --                (360)
Distributions to dissenting shareholder                                      2,449               992
                                                                          --------          --------
Net change in cash and cash equivalents                                       (784)           (1,700)
Cash and cash equivalents at beginning of period                             1,004             1,731
                                                                          --------          --------
Cash and cash equivalents at end of period                                $    220          $     31
                                                                          ========          ========



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 2001, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and charges for goodwill impairment, losses on the disposal of equipment and closure of a facility and a reserve for a bad debt, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the period ended December 31, 2000 included in the Company's Transition Period Report on Form 10-K.

3. CREDIT FACILITY

    AMENDED AND RESTATED CREDIT AGREEMENT. On October 19, 2000, the Company restructured its secured senior credit facility, which was originally entered into on November 30, 1999, by entering into an amended and restated loan agreement with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Credit Agreement, which is secured by substantially all the assets of the Company, provides a revolving credit facility, subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.5 million at September 30, 2001) plus 80% of eligible accounts receivable (approximately $7.4 million at September 30, 2001). Borrowings under the credit facility bear interest at the prime lending rate established by the banks plus a variable interest margin. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $185,000 per month. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount for a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement. The credit facility matures in November 2002.

     At the request of the Company, the Bank Group executed an amendment to the credit agreement on April 2, 2001. Under the terms of the amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus a variable and escalating margin as defined in the amendment (10.3% at September 30, 2001). The Company was not in compliance with the amended covenants as of September 30, 2001. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant, and did not meet the minimum fixed charge coverage ratio covenant or the minimum pre tax loss covenant, as defined in the amendment. The amendment calls for scheduled reductions of the aggregate revolving commitment of $3.0 million, $3.0 million and $4.0 million on March 31, April 30 and May 31, 2001, respectively, and $1.0 million each month thereafter. The Company reduced the aggregate commitment $3.0 million at March 31, 2001 and by $2.0 million on April 30, 2001. Although management is working to meet these scheduled reductions, the Company will not be able to reduce the commitment as required under this amendment. A commitment fee of $100,000 is to be paid for any month in which the agreed commitment reduction is not met. At September 30, 2001, the Company had $22.7 million in borrowings and $1.0 million in letters of credit outstanding under the revolving credit facility. As a result of noncompliance with the terms of the amendment referred to above, $22.7 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the September 30, 2001 balance sheet, resulting in a working capital deficit of $12.9 million.

     At the request of the Company, the Bank Group has agreed, subject to certain conditions, to forebear through December 31, 2001 all rights and remedies available to it as a result of the Company being out of compliance with the covenants in the Credit Agreement while the Company works on alternative forms of financing which are longer term in nature, including asset financing, subordinated debt or equity financing and strategic alliance relationships. Any such financing would result in reducing or replacing the commercial bank facility and reclassifying the amounts outstanding to noncurrent. A new credit agreement or financing arrangement may require higher interest and principal repayments, requiring the Company to use more of its cash flow from operations to meet these obligations. A new credit agreement or financing arrangement could further restrict Company operations by, for example, limiting the ability of the Company to make acquisitions and acquire assets. An alternative debt or equity arrangement would likely involve the issuance of debt or preferred equity securities that are convertible into shares of Company common stock. As a result of any such conversion, existing shareholders could lose the control of the Company that they now enjoy and earnings per Company share could decline. Any of these new financing arrangements could reduce the market value of Company shares. Management believes that its available funds, cash generated by operations, and alternative forms of financing described above will be sufficient to fund planned capital expenditures and its working capital needs for the next 12 months. Expansion of the Company's operations through future acquisitions may require additional equity or debt financing. Management recognizes the importance of replacing the current credit facility as soon as possible.

4. GOODWILL

     Goodwill is acquired in business combinations accounted for under the purchase method of accounting and is amortized on a straight-line basis over 15-30 years for financial statement purposes. The lives used to amortize goodwill is based on Management's evaluation of the acquisition and limitations, if any, on the source of the goodwill. In the September 2001 quarter, the Company recorded a charge of $14.8 million recognizing the impairment of substantially all of the goodwill on the acquisitions of OBI, Unifab International West and Allen Process Systems Limited. Due to the economic conditions in the oil and gas services industry, the delay in the expected recovery to profitable operations and the decision to close the Company's barge repair facility in New Iberia, the Company evaluated the likelihood that goodwill would be recovered. Based on this evaluation, the Company determined that goodwill was impaired and recorded an impairment charge of $14.8 million. The Company's evaluation of the recovery of goodwill was based on estimated future cash flows related to the associated businesses. The write down was to fair value of the related businesses based on discounted cash flows or the estimated fair value of certain facilities.

5. INCOME TAXES

     The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of September 30, 2001, the Company has recorded deferred tax assets of $13.1 million, including $8.8 million related to net operating loss carryforwards that expire in years 2020 through 2021. The Company recorded an income tax provision of $2.6 million to establish a valuation allowance against the Company's deferred tax assets. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years and revised its judgment about the realization of deferred tax assets. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at June 30, 2001, amounting to $4.6 million, are realizable. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

RESULTS OF OPERATIONS

     Revenue for the three months ended September 30, 2001 decreased 12.0% to $20.0 million from $22.7 million for the three months ended September 30, 2000. This decrease was mainly due to lower revenue in the current quarter for structural fabrication partially offset by increased revenue in the design and fabrication of process systems and in jack up rig repair services performed at the newly developed yard in Lake Charles. Additionally, revenue from the Company's barge repair yard in New Iberia was lower than in the September quarter last year as the Company began to shut down that facility. For the nine-month periods ended September 30, 2001 and 2000, revenue was $64.5 million and $60.2 million, respectively, an increase of 7.1%. This increase is primarily due to increased activity in the structural fabrication market, mainly in the first two quarters of this year. Revenue from the design and fabrication of process equipment decreased in the current nine-month period by nearly 18% compared to the same period last year, mainly due to reduced demand for design and fabrication of process equipment in the March 31, 2001 quarter compared to the March quarter last year. Since that quarter, demand for these services has been increasing. Direct labor hours worked at all facilities in the nine-month period ended September 30, 2001 increased 10.0% from the levels experienced in the same period last year. At September 30, 2001 backlog was approximately $14.3 million.

     Cost of revenue was $18.4 million for the three months ended September 30, 2001 compared to $22.4 million for the same period last year. For the nine-month periods ended September 30, 2001 and 2000, cost of sales was $61.1 million and $58.2 million, respectively. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to a project (such as supervisory labor, utilities, welding supplies and equipment costs). These costs decreased overall in the September 2001 quarter as a percentage of revenue to 92.2% from 99.0% in the September 2000 quarter and decreased to 94.7% of revenue in the nine months ended September 30, 2001 from 96.6% in the same period last year. Cost of sales for the nine month period ended September 30, 2001 includes a $1.1 million contract loss reserve on a new build liftboat under construction. This adjustment was recorded in the March quarter. This liftboat is in the final stages of completion and will be delivered in November 2001.

     Gross profit for the three months ended September 30, 2001 increased to $1.6 million from a gross profit of $227,000 for the same period last year. In the nine-month periods ended September 30, 2001 and 2000, gross profit was $3.4 million and $2.1 million, respectively. In the September 2001 quarter, this increase is primarily due to improved margins in structural fabrication, and increased volume and margins in process system design and fabrication and increased utilization at the Company's deepwater facility in Lake Charles compared to the same quarter last year. In addition, in the nine month period ended September 30, 2001, the increase in gross margin compared to the same period last year was due to increased margin in all fabrication activities offset in part by a $1.1 million contract loss reserve recorded in the March 2001 quarter on a new build liftboat expected to be delivered in November 2001 and costs related to underutilized facilities costs at the Company's deepwater facility in Lake Charles, primarily in the March and June 2001 quarters.

     Selling, general and administrative expense decreased to $1.7 million or 8.3% of revenue in the three months ended September 30, 2001 from $2.3 million or 10.1% of revenue in the same period last year. In the nine months ended

September 30, 2001, selling, general and administrative expenses decreased to $5.5 million or 8.5% of revenue from $6.2 million or 10.4% of revenue in the nine month period ended September 30, 2000. These reductions are due mainly to specific management initiatives to reduce overhead costs through consolidation of general and administrative functions.

     Included in Other income (expense) in the three and nine month periods ended September 30, 2001 is $2.8 million in costs related to the closure of the OBI barge repair facility in New Iberia. These costs include a $1.5 million loss on the disposal of excess drilling equipment acquired in the acquisition of OBI. The sale of these assets raised $612,000, which was received in October 2001 and was used to reduce the amounts outstanding under the Company's credit facility and related liabilities. Additionally, Other income (expense) includes $1.3 million associated with the winding down of the OBI facility. In the September 2001 quarter, the Company recorded a charge of $14.8 million recognizing the impairment of substantially all of the goodwill on the acquisitions of OBI, Unifab International West and Allen Process Systems Limited. Due to the economic conditions in the oil and gas services industry, the delay in the expected recovery to profitable operations and the decision to close the OBI barge repair facility in New Iberia, the Company evaluated the likelihood that goodwill would be recovered. Based on this evaluation, the Company determined that goodwill was impaired and recorded an impairment charge of $14.8 million. The Company's evaluation of the recovery of goodwill was based on estimated future cash flows related to the associated businesses. The write down was to fair value of the related businesses based on discounted cash flows or the estimated fair value of certain facilities. During the quarter, management determined that collection of a receivable from a Mexican construction company was doubtful and recorded a charge of $1.6 million to fully reserve that receivable. Other income (expense) also includes $300,000 in the September 2001 quarter for bank commitment fees. As more fully described in Liquidity and Capital Resources, under the terms of an amendment entered into with the Bank Group on April 2, 2001, the Company is required to meet scheduled reductions of the aggregate revolving commitment. The Company did not meet these scheduled reductions in July, August or September 2001, and accordingly recorded a $100,000 commitment fee each month. In the nine month period ended September 30, 2001, Other income (expense) includes $500,000 of accrued commitment fees associated with the scheduled reductions.

     Interest expense for the three and nine-month periods ended September 30, 2001 was higher than the same period in 2000. Funds drawn on the Company's credit facility and the interest rates charged for those funds were higher than in the prior year. Additionally, in the September 2001 quarter, $174,000 of unamortized closing costs related to the credit facility, which were previously being amortized to interest expense over the term of the credit facility, were charged to interest expense.

     As of September 30, 2001, the Company has recorded deferred tax assets of $13.1 million, including $8.8 million related to net operating loss carryforwards that expire in years 2020 through 2021. The Company recorded an income tax provision of $2.6 million to establish a valuation allowance against the Company's deferred tax assets. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years and revised its judgment about the realization of deferred tax assets. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at June 30, 2001, amounting to $4.6 million, are realizable. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the nine months ended September 30, 2001, the Company's available funds and cash generated from financing activities together funded cash used in operations of $1.1 million and investing activities of $2.2 million. Investing activities consisted of capital expenditures, primarily for machinery and equipment for use at the Company's deep-water fabrication facility in Lake Charles, Louisiana.

    On October 19, 2000, the Company restructured its secured senior credit facility, which was originally entered into on November 30, 1999, by entering into an amended and restated loan agreement with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Credit Agreement, which is secured by substantially all the assets of the Company, provides a revolving credit facility, subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.5 million at September 30, 2001) plus 80% of eligible accounts receivable (approximately $7.4 million at September 30, 2001). Borrowings under the credit facility bear interest at the prime lending rate established by the banks plus a variable interest margin. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $185,000 per month. Up to $10 million is available under the credit facility for standby letters of credit. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement. The credit facility matures in November 2002.

     At the request of the Company, the Bank Group executed an amendment to the credit agreement on April 2, 2001. Under the terms of the amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus a variable and escalating margin as defined in the amendment (10.3% at September 30, 2001). The Company was not in compliance with the amended covenants as of September 30, 2001. The Company exceeded the maximum Funded Indebtedness to EBITDA ratio covenant, and did not meet the minimum fixed charge coverage ratio covenant or the minimum pre tax loss covenant, as defined in the amendment. The amendment calls for scheduled reductions of the aggregate revolving commitment of $3.0 million, $3.0 million and $4.0 million on March 31, April 30 and May 31, 2001, respectively, and $1.0 million each month thereafter. The Company reduced the aggregate commitment $3.0 million at March 31, 2001 and by $2.0 million on April 30, 2001. Although management is working to meet these scheduled reductions, the Company will not be able to reduce the commitment as required under this amendment. A commitment fee of $100,000 is to be paid for any month in which the agreed commitment reduction is not met. At September 30, 2001, the Company had $22.7 million in borrowings and $1.0 million in letters of credit outstanding under the revolving credit facility. As a result of noncompliance with the terms of the amendment referred to above, $22.7 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the September 30, 2001 balance sheet.

     As a result of noncompliance with the terms of the amendment referred to above, $22.7 million outstanding under the Credit Agreement has been classified current and included in Notes payable in the September 30, 2001 balance sheet, resulting in a working capital deficit of $12.9 million. At the request of the Company, the Bank Group has agreed, subject to certain conditions, to forebear through December 31, 2001 all rights and remedies available to it as a result of the Company being out of compliance with the covenants in the Credit Agreement while the Company works on alternative forms of financing which are longer term in nature, including asset financing, subordinated debt or equity financing and strategic alliance relationships. Any such financing would result in reducing or replacing the commercial bank facility and reclassifying the amounts outstanding to noncurrent. A new credit agreement or financing arrangement may require higher interest and principal repayments, requiring the Company to use more of its cash flow from operations to meet these obligations. A new credit agreement or financing arrangement could further restrict Company operations by, for example, limiting the ability of the Company to make acquisitions and acquire assets. An alternative debt or equity arrangement would likely involve the issuance of debt or preferred equity securities that are convertible into shares of Company common stock. As a result of any such conversion, existing shareholders could lose the control of the Company that they now enjoy and earnings per Company share could decline. Any of these new financing arrangements could reduce the market value of Company shares. Management believes that its available funds, cash generated by operations, and alternative forms of financing described above will be sufficient to fund planned capital expenditures and its working capital needs for the next 12 months. Expansion of the Company's operations through future acquisitions may require additional equity or debt financing. Management recognizes the importance of replacing the current credit facility as soon as possible.

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

      As further described in Management Discussion and Analysis, the Company has evaluated the recovery of goodwill and has written off substantially all of the goodwill recorded on the balance sheet. As a result, SFAS No. 142 is not expected to have a material effect on the Company's financial results.

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

     PART II

ITEM 5. OTHER INFORMATION

     On November 14, 2001 the Company announced operating results and related matters for the third quarter ending September 30, 2001. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number                Description

               10 Consulting Agreement by and between the Company and Varix, Ltd. effective October 1, 2001

               99.1 Press release issued by the Company on November 14, 2001 announcing its operating results and related matters for the third quarter ending September 30, 2001.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIFAB International, Inc.
                                  ---------------------------------------------



Date   November 14, 2001            Peter J. Roman
     ------------------------     ---------------------------------------------
                                  Peter J. Roman
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit
 Number                                             Description
 ------                                             -----------

    10                 Consulting Agreement by and between the Company and Varix, Ltd. effective
                       October 1, 2001

   99.1                Press release issued by the Company on November 14, 2001 announcing its operating results and related matters for the third quarter ending September 30, 2001.