Form 10-K
period 2001-12-31
UNIFAB INTERNATIONAL INC
filed 2002-04-16
CIK 101990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                   ------  ------

Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Louisiana                                 72-1382998
----------------------------------------     -----------------------------------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)


             5007 Port Road
             New Iberia, LA                                 70562
----------------------------------------     -----------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                    ---

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of April 10, 2002 was approximately $6.3 million.

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 10, 2002 was 8,189,972.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement to be filed in connection with our 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
      Items 1 and 2.       Business and Properties.................................................     1
      Item 3.              Legal Proceedings.......................................................    20
      Item 4.              Submission of Matters to a Vote of Security Holders.....................    20
                           Executive Officers of the Registrant....................................    21
PART II
      Item 5.              Market for Registrant's Common Equity and Related Stockholder
                              Matters..............................................................    22
      Item 6.              Selected Financial Data.................................................    23
      Item 7.              Management's Discussion and Analysis of Financial Condition
                              and Results of Operations............................................    24
      Item 7A.             Quantitative and Qualitative Disclosures About Market Risk..............    30
      Item 8.              Financial Statements and Supplementary Data.............................    31
      Item 9.              Changes in and Disagreements with Accountants on Accounting
                              and Financial Disclosure.............................................    31

PART III
      Item 10.             Directors and Executive Officers of the Registrant......................    31
      Item 11.             Executive Compensation..................................................    31
      Item 12.             Security Ownership of Certain Beneficial Owners and Management..........    31
      Item 13.             Certain Relationships and Related Transactions..........................    31

PART IV
      Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K........    32

FINANCIAL STATEMENTS...............................................................................   F-1

SIGNATURES.........................................................................................   S-1

EXHIBIT INDEX......................................................................................   E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

    UNIFAB International, Inc. (together with its subsidiaries "the Company") is a leader in the custom fabrication of decks and modules of drilling and production equipment for offshore oil and gas platforms. The Company is capable of producing equipment weighing up to 6,500 tons, and has special expertise in the fabrication of decks with complex piping requirements and process equipment using special materials. The Company also designs and fabricates drilling rigs (including drilling barges using proprietary designs of the Company), and production process systems and drilling masts under ASME and ISO 9001 quality certifications.

    Decks and modules fabricated by the Company can be installed on fixed and floating platforms regardless of water depth. The Company also fabricates jackets for fixed platforms, pilings and other rolled tubular steel sections, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors and modules for the onshore petrochemical and refining industries. In addition, the Company refurbishes and retrofits existing jackets and decks and performs offshore piping hook-up and platform maintenance services. Allen Process Systems, LLC, a wholly owned subsidiary, designs and manufactures specialized process systems and provides engineering and field commissioning services related to production systems. The Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly owned subsidiary, UNIFAB International West, LLC, in Lake Charles, Louisiana, the Company provides industrial maintenance services and repair, refurbishment and conversion services for oil and gas drilling rigs. Structures fabricated by the Company are installed in oil and gas producing waters around the world, primarily the U.S. Gulf of Mexico (the "Gulf of Mexico") and offshore West Africa. The Company's ability to provide high quality fabrication services and maintain control over costs has contributed to its reputation for efficient, timely and quality production.

    Demand for the Company's services is primarily a function of worldwide offshore oil and gas activity. An indication of that activity is measured by drilling rig utilization rates, which have decreased to approximately 51% in January 2002 from approximately 90% in March 2001 for the Gulf of Mexico and have remained relatively steady at approximately 84% over the same period worldwide. These are the overall rates applicable to all types of drilling rigs, including land rigs, jack-up rigs, drill ships and semi-submersible rigs. An increase or decrease in drilling activity is usually consistent with an increase or decrease in the price of crude oil and natural gas, although changes in drilling activity usually lag behind changes in oil and gas prices at uncertain intervals. The price of west Texas intermediate crude oil decreased to approximately $18.88 per barrel in January 2002 from over $29 per barrel in December 2000, and the price per million cubic feet of natural gas has decreased to approximately $2.35 in January 2002 from over $6.35 in December 2000.

    Once drilling rig utilization rates in the Gulf of Mexico reach approximately 85%, the Company expects increases in demand for its drilling rig services. Due to the time required to drill an exploratory offshore well, formulate a development plan and design offshore platforms, however, the fabrication and installation of such platforms usually lag the start of exploratory drilling by one to three years. The Company operates in a highly competitive bidding environment, and the low number of major projects over the last three years caused the Company to adjust downward the price it could obtain for its fabrication services, to reduce the number of fabrication facilities it operates, and to critically evaluate recovery of investments made in acquired companies and developing facilities over the last four years.

    Since 1998, the Company has acquired additional capacity by acquiring companies near its original facilities at the Port of Iberia in New Iberia, Louisiana and by developing a deepwater facility in Lake Charles, Louisiana. However, while the Company was acquiring these companies and developing this additional capacity, the price of oil and gas decreased and drilling activity decreased, which resulted in a decrease in the demand for the Company's fabrication services. The current revenue level of the Company is approximately half of the historical revenue level that the acquired companies operated at in 1997 and 1998. The Company believes that, as a result of its capital investment in acquisitions and facilities coupled with the decrease in demand, the Company currently has excess capacity. Accordingly, the Company has ceased operating one of its facilities at the Port of Iberia, and has relinquished its lease at that facility and another facility that had been idle. The Company believes that its deepwater facility in Lake Charles has the potential to develop revenue-producing capacity that is equal to that of the New Iberia operations. However, in order to develop that capacity, additional capital is required to provide equipment and working capital. The Company is pursuing a variety of sources for that capital, which could include a partnering arrangement with a financially stronger entity, obtaining separate capital financing for the facility and other capital raising methods. If these methods are unsuccessful, the Company may market the facility for an outright sale. In the event that the Company sells the facility, it is likely that the sale would not fully recover the cost of construction recorded on the facility and result in the Company recording a loss on the sale which could be material to the operating results of the Company.

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

    On July 24, 1998, the Company acquired LATOKA Engineering, Ltd. ("LATOKA") from certain of the Allen Tank Shareholders for 79,000 shares of UNIFAB common stock. LATOKA, whose name has been changed to Allen Process Systems, Ltd., is headquartered in London, England, and provides engineering and project management services primarily in Europe and the Middle East.

    On April 29, 1999, the Company acquired all of the outstanding common stock of Oil Barges, Inc. ("OBI") and substantially all assets of Southern Rentals, LLC, an affiliate of OBI in exchange for approximately 700,000 shares of the Company's common stock. OBI designs and fabricates drilling rigs including those using proprietary technology designed by OBI. Superior Derrick Services, a wholly owned subsidiary of OBI builds drilling masts and refurbishes equipment used on drilling barges at the Company's refurbishment facility in Parks, Louisiana.

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

    For over five years, the Company has engaged in the business of designing and fabricating equipment used in offshore drilling and production on platforms to control environmental hazards. The Company has operated its environmantal business through a division of Unifab International, Inc. The Company is considering spinning off this business to its shareholders, if we determine that such a spin off will be tax free and will be in the best interests of the Company and our shareholders.

    PRIVATE PLACEMENT AND RESALE REGISTRATION. On September 29, 2000, the Company completed a private placement in which it sold 1,300,000 shares to eight accredited investors for aggregate proceeds of $12,350,000 ($9.50 per share). Morgan Keegan & Company, Inc., for its services as placement agent, received a commission of $617,500 and a five-year warrant to purchase 60,000 shares of the common stock of the Company at an exercise price of $9.50 per share. The sales price of $9.50 for each share was determined by the parties in arm's length negotiations over several days ending on September 15, 2000. On that date, the reported high, low, and closing per share sales prices of Company stock was $11.50, $10.50, and $10.8125, respectively. The Company announced the completion of the private placement on October 3, 2000. The range of the reported prices per share of Company stock from September 15, 2000 to October 3, 2000 was $9.625 to $13.00. The net proceeds of the private placement, which were applied to reduce the indebtedness under the secured senior credit facility of the Company, were $11,732,500 after the commission to the placement agent but before offering expenses.

    The shares and the warrant were issued in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. Each of the purchasers was an accredited investor under Regulation D. The securities were not offered or sold by any form of general solicitation or advertising. The Company disclosed in writing to each purchaser prior to sale that the securities were not registered under the Securities Act of 1933 and could not be resold unless they were registered under the Securities Act of 1933 or unless an exemption from registration was available. The Company also placed a legend on each certificate or instrument evidencing the securities stating that the securities had not been registered under the Securities Act of 1933 and referring to the restrictions on their transferability and sale.

    Pursuant to its agreement with the purchasers in the private placement and Morgan Keegan & Company, Inc., the Company filed on October 26, 2000 with the Securities and Exchange Commission a registration statement for the resale of the 1,300,000 shares sold in the private placement and the 60,000 shares underlying the warrant issued to Morgan Keegan & Company, Inc. The registration statement became effective January 5, 2001 and also included the 700,000 shares of Company stock owned by a former director of the Company, pursuant to a registration rights agreement between the Company and certain shareholders of the Company, most of whom elected not to include their shares in the registration statement.

    AMENDED AND RESTATED CREDIT AGREEMENT. On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). At December 31, 2001, the Company had $ 23.8 million outstanding under the Credit Agreement, of which $1.2 million is for letters of credit. During 2001, the Company increased the outstanding balance under the Credit Agreement from $22.2 million to $23.8 million. The Credit Agreement is secured by substantially all of the assets of the Company and provides borrowings subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.2 million at December 31, 2001) plus 80% of eligible accounts receivable (approximately $5.7 million at December 31, 2001). At December 31, 2001, borrowings under the Credit Agreement exceeded the borrowing base limit by $3.0 million. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $165,000 per month. Throughout 2001, the Company was out of compliance with the financial covenants and certain other requirements of the Credit Agreement and as a result paid interest at a rate that included a maximum variable interest margin. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement.

    The Company was not in compliance with the terms of the Credit Agreement as of December 31, 2001, as follows: tangible net worth was not sufficient to meet the ratio to funded indebtedness required by one of the financial covenants; adjusted earnings before taxes, depreciation and amortization for the year ended December 31, 2001 were not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the year ended December 31, 2001 were not sufficient to meet the ratio to fixed charges; the current ratio was not sufficient to meet the minimum current ratio; and the net loss before taxes for the quarter ended December 31, 2001 did not meet the required minimum net income. At the request of the Company, the Bank Group executed the Amendment on March 5, 2002, which waived the defaults of these financial covenants for the period ended December 31, 2001. Under the terms of the Amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus 3% (7.5% at March 31, 2002). The maturity of the Credit Agreement has been extended to January 31, 2003. If the Company has not replaced the Credit Agreement by January 31, 2003, or if the maturity date is accelerated due to non performance under the terms of the Amendment, the Company will be required to pay $450,000 to the Bank Group. The Amendment requires the Company to make scheduled reductions totaling $8.0 million, $1.9 million of which was paid concurrent with the execution of the Amendment on March 5, 2002, and the remaining $6.1 million is due on June 30, 2002. In the event the Company is unable to make the $6.0 million payment by June 30, 2002, the Company will be required to pay up to $825,000 to the Bank Group. The Amendment allows the Company to exceed the borrowing base limit up to $3.5 million until June 30, 2002, and limits the Company to the borrowing base limit beginning June 30, 2002. The Amendment requires the Company to diligently market for sale the Company's deep water facility in Lake Charles, Louisiana. The Amendment revises the financial covenants related to operating results to be consistent with the Company's expected operating results. However, because the Amendment requires substantial repayments by June 30, 2002, and the Company currently does not have the resources to make such payments, there is a substantial risk that the Company will be unable to maintain compliance with its obligations to its Bank Group or meet its obligations in the ordinary course of business. The Amendment provides for additional borrowings under certain conditions, mainly through the sale of assets or subsidiaries. The Company hopes to replace the Credit Agreement with debt or equity financing before the maturity date of January 31, 2003.

    CHANGED FISCAL YEAR. On June 20, 2000, the board of directors of the Company approved the change of the end of the fiscal year of the Company from March 31 to December 31. The nine-month transition period of the Company beginning April 1, 2000 and ending December 31, 2000 ("Transition 2000") was reported in its last Form 10-K. The first new twelve-month fiscal year of the Company beginning January 1, 2001 and ending December 31, 2001 is reported in this Form 10-K. By changing its year end to December 31, the Company will report its quarterly and annual results on a comparable basis with many other public companies in the oil and gas industry.


DESCRIPTION OF OPERATIONS

    The Company's primary activity is the fabrication of decks and modules for offshore oil and gas drilling and production platforms, including the design and manufacturing of production processing systems for application throughout the world. The Company has extensive experience in the fabrication of decks and modules with complex piping requirements and believes that its reputation for efficient, timely and high quality production of these structures has historically given it a competitive advantage in obtaining projects of this type. The Company also fabricates jackets for fixed production platforms for use in up to 400 feet of water. Other structures fabricated by the Company include buoyancy cans for deep water oil and gas production facilities, pilings and other rolled tubular steel sections, modules of drilling and production equipment, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors, other structures used in production and development activities and production processing systems and other modules for the onshore petrochemical and refining industries. The Company can construct and has in the past constructed platform drilling rigs, posted drilling rigs and barges, and liftboats.

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

    The Company also fabricates subsea templates that often form a part of a subsea production system. Subsea production systems, which are systems that contain primary well control equipment and rest directly on the ocean floor, are becoming more prevalent in very deep water, in areas subject to severe weather conditions and in smaller fields with relatively short production lives that are located near existing pipelines and infrastructures. These systems are generally connected to existing surface facilities, which augment subsea hydrocarbon processing and transportation operations.

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

    PLATFORM REFURBISHMENT. The Company is active in the market for the refurbishment of existing jackets and decks. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs and maintenance work and, in some cases, modification. There are a substantial number of structures stored by customers on Company premises, pending instructions from the customer to commence refurbishment. Because refurbishment is generally not time-critical, the Company is able to use this work as a means of keeping employees productively occupied between other more time-critical projects. Refurbishment work is most often conducted on a time and materials basis because generally the scope of the work to be done on the platform being refurbished is refined as the refurbishment is performed and cannot be predicted with 100% accuracy. As a result, a contract to refurbish a deck has a lower effect on the Company's measured backlog at a given date than a contract for a new build deck of the same size.

    DRILLING RIG CONSTRUCTION AND REFURBISHMENT. The Company designs and fabricates drilling rigs for use in shallow water, swamp and marshland and inland. The Company also performs maintenance, refurbishment and upgrade services on deep-water drilling rigs and jack up rigs at its deep-water facility near Lake Charles, Louisiana. Water channel depth limits access to the Port of Iberia, and as a result equipment and vessels that draw more than 12 ft. cannot be brought into the Port of Iberia. The Company's facility at Lake Charles has no such restrictions. The Company has developed the capabilities of this facility to support refurbishment upgrades of jack up and semisubmersible drilling rigs for deep water use and, as required by customer demand, to support new construction of drilling rigs, platforms and platform components.

    PLANT MAINTENANCE. The Company provides maintenance, construction and fabrication services to industrial plants in the southwest Louisiana and east Texas areas. These services are performed under fixed price, time and material and maintenance agreement contracts, generally pursuant to competitive bids. The number of employees providing these services varies from time to time with the size and duration of the projects.

    FIELD SERVICE AND COMMISSIONING. The Company maintains a staff of experienced, highly trained technicians to provide 24-hour services for trouble shooting and commissioning of oil and gas production facilities around the world. These services are mainly performed on a time and material basis.

    OFFSHORE SERVICES. The Company has a number of employees with whom it contracts to send offshore in crews to perform piping interconnect and general maintenance and repair services on offshore platforms on a time and material basis.

    ENVIRONMENTAL WASTEWATER TREATMENT. The Company provides design and fabrication of wastewater treatment modules and stand alone facilities around the world. These facilities are generally sold under fixed price contracts in foreign markets and are fabricated in the Company's existing fabrication facilities.

FACILITIES AND EQUIPMENT

    FACILITIES. The Company's corporate headquarters and main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana, approximately 20 miles southeast of Lafayette, Louisiana and 30 miles north of the Gulf of Mexico. These fabrication facilities include approximately 171 acres developed for fabrication, one 12,000 square-foot office building that houses administrative staff, approximately 292,000 square feet of covered fabrication area, and approximately 100,000 square feet of warehouse and other storage area. The facilities also have approximately 8,000 linear feet of water frontage, of which 3,100 feet is steel bulkhead which permits outloading of heavy structures.

    The structures that the Company fabricates are transported from the New Iberia facilities by barge to the Gulf of Mexico and other offshore locations by offshore construction companies. The slip, bulkhead and loadout facilities of the Company enable it to produce decks and deck components weighing up to 6,500 tons at its Port of Iberia facilities. Due to the limitations of the various access routes from the Port of Iberia to the Gulf of Mexico, however, a barge carrying a structure weighing over approximately 4,000 tons could not currently move from the Company's Port of Iberia facilities to the Gulf of Mexico without special efforts, including dredging, which would add costs to the project that the customer may be unwilling to bear. One main route to the Gulf of Mexico from the Port of Iberia, the Freshwater Bayou Channel, has locks that prevent the passage of structures more than 80 feet in width. A by-pass channel around these locks has been dredged by the State of Louisiana to remove silt build-up and currently permits passage around the locks without any significant width restrictions. Traffic through the by-pass has permitted the by-pass to remain passable for over two years without additional dredging. Additional dredging of the by-pass may be required, however, and the State of Louisiana may not continue to provide it. If the by-pass were not maintained, the Company would be unable to deliver from its Port of Iberia facilities structures weighing over 4,000 tons unless it incurred substantial additional dredging costs. This would reduce the capacity of the Company and decrease its ability to obtain profitable projects.

    The Company's facility in Lake Charles, Louisiana is located on an industrial canal at the intersection of the Intracoastal Canal and the Calcasieu Ship Channel, 12 miles south of Lake Charles and 20 miles from the Gulf of Mexico. The industrial canal is dredged to a 40-foot water depth with a bottom width of 400 feet. The facility is currently being leased from the Lake Charles Harbor & Terminal District under a lease with 14 years remaining, including option periods, and with options to lease up to 68 acres. The facility has 67,400 square feet of covered fabrication area, approximately 9,500 square feet of covered warehouse area and administrative support facilities on the site. The facility has 1,100 linear feet of steel bulkhead water frontage. The access of this facility to the Gulf of Mexico imposes no weight or size limitations on any structure fabricated or refurbished there, but the facility does not currently have equipment and personnel with capabilities as extensive as those of the New Iberia facilities of the Company.

    The Company evaluates its facility needs on a recurring basis. As a result of underutilization, on January 1, 2002 the Company released the lease on its barge repair facility at the Port of Iberia, the operating base for OBI. The Company did not expect to adequately utilize this facility in the near future until operating volume increased substantially. As a result, the additional facilities at the former OBI yard were determined to be excess, requiring incremental overhead costs such as management and supervision, utilities, equipment, etc. The former OBI facility provided no unique capabilities and therefore the Company released the facility to the Port of Iberia. The facility may be leased to a company that may compete with the Company on projects in the future. In the final assessment, the Company concluded that the cost of maintaining that facility without adequate work exceeded the risk associated with releasing the facility and having a new competitor in the Port of Iberia. Fabrication of shallow water drilling rigs formerly performed at the OBI facility will be performed at the Company's other facilities at the Port of Iberia. Other similar capacity reductions could occur in the future when the business circumstances support such action.

    The Company also leases administrative offices in London, England and a sales office in Houston, Texas.

    EQUIPMENT. The Company's main fabrication facilities house its Bertsch steel plate bending rolls with capacities to roll up to four-inch steel plate into structural components. These plate rolls allow the Company to provide 100% of its rolling needs and enable the Company to reduce the risk of cost overruns and delays in project completion. In addition, the Company sells rolled steel goods to other fabricators on a subcontracting basis. The Company also uses a Huber oven for stress relief and heat treatment of high-pressure vessels. This oven allows the Company to bend steel plate up to 5 1/2" thickness. The Company owns a grit blast system that can blast steel at a rate approximately ten times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

    The Company also has an automatic plate cutting machine used for cutting steel in complex geometric sections, as well as various other equipment used in the Company's fabrication business. The Company currently owns eleven crawler cranes, which range in tonnage capacity from 50 to 250 tons. The Company performs routine maintenance on all of its equipment.

    As part of an ongoing program, equipment is evaluated against expected operating volume and specific needs in the foreseeable future. Equipment that is no longer useful to the Company, or equipment that will not be utilized to capacity, is marketed for disposal.

MATERIALS

    The principal materials used by the Company in its fabrication business -- standard steel shapes, steel plate, piping, pipe fittings, valves, welding gases, fuel oil, gasoline and paint -- are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source. However, the Company's current financial instability is impacting its ability to obtain materials on normal credit terms and increasingly requires payment upon delivery of critical materials.

SAFETY AND QUALITY ASSURANCE

    Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. To date, over three million manhours have been completed at the Company's structural fabrication facilities without a lost time accident. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations. The Company provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and training programs as required by OSHA regulations. The Company also employs several safety technicians. The Company has a comprehensive drug-testing program and conducts periodic random employee health screenings. The Company has at times contracted with a third-party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

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

    Allen Process Systems, LLC and Superior Derricks, LLC. are certified as ISO 9001 fabricators. ISO 9001 is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification.

CUSTOMERS AND CONTRACTING

    The Company's customers are primarily major and independent oil and gas companies and offshore marine construction contractors. Fixed platforms and other structures fabricated by the Company are used primarily in the Gulf of Mexico and offshore West Africa. Process equipment manufactured by the Company is in use world wide.

    A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. The following table provides information with respect to customers who accounted for more than 10% of the Company's revenue for the year ended December 31, 2001, the nine month period ended December 31, 2000 and the fiscal year ended March 31, 2000:

                                             CUSTOMER               % OF REVENUE
                               -----------------------------------  ------------
Year ended December 31, 2001   BP Amoco                                  19
       Transition 2000         BP Amoco, Unocal/Spirit Energy 76         21
  Year ended March 31, 2000    Amoco Trinidad, ENPPI                     26

    Although the Company's direct customers on many projects are installation contractors, each project is ultimately fabricated for use either directly or indirectly by an oil and gas company. The Company, from time to time, contracts with multiple installation contractors who may be supplying structures to the same oil and gas company and, in some instances, contracts directly with the oil and gas companies. Thus, concentration among the Company's customers may be greater when the customer is viewed as the oil and gas company rather than the installation contractor.

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

    Most of the Company's fabrication work is performed pursuant to fixed-price contracts, although some projects are performed on a time and materials basis. Under fixed-price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, with respect to fixed-price contracts, the Company retains all cost savings but is also responsible for all cost overruns. Under time and materials arrangements, the Company receives a specified hourly rate for direct labor hours worked and a specified percentage mark-up over its cost for materials. As a result, under time and materials contracts, the Company is protected against cost overruns but does not benefit directly from cost savings. As the Company is typically able to obtain prices for materials in excess of its costs, the cost and productivity of the Company's labor force are the key factors affecting the Company's operating results. Consequently, it is essential that the Company control its costs and maximize the productivity of its workforce.

    The following table sets forth for the periods presented the percentage of the Company's revenue derived from each type of contract used by the Company:

                                                NINE MONTHS    FISCAL YEAR
                                 YEAR ENDED        ENDED          ENDED
                                DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                ------------    ------------   -----------
  TYPE OF CONTRACT (1)              2001            2000          2000
----------------------------    ------------    ------------   -----------

Fixed-Price................         62.5%           58.9%         75.7%
Time and Materials........          37.5%           41.0%         24.2%

----------
(1) Remaining revenues were derived from storage fees.

SEASONALITY

    The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the United States Gulf Coast throughout the year. As a result, the Company's revenue, gross profit and net income during the quarter ending December 31 are subject to being disproportionately low as compared to the quarters ending June 30 and September 30, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters. The table below indicates for each quarter of fiscal year ended December 31, 2001, Transition 2000 and the Company's two prior fiscal years ending March 31 the percentage of annual revenue and net income earned and the number of direct labor hours worked in each quarter.

                                 DECEMBER 31, 2001        TRANSITION 2000           MARCH 31, 2000
                            -------------------------   ------------------   ---------------------------
                            1ST.   2ND    3RD    4RD    1ST.   2ND    3RD    1ST.   2ND    3RD     4TH
                            QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.    QTR.
                            ----   ----   ----   ----   ----   ----   ----   ----   ----   ----    ----
Revenue................      27%    28%    24%    21%    33%    37%    29%    22%    29%    25%     24%
Net income (loss)......      (5%)   (2%)  (79%)  (14%)   (4%)  (29%)  (68%)    5%     4%   (19%)   (90%)
Direct labor hours worked
  (in thousands).......      315    382    302    177    271    351    312    318    277    210     235

Recent reductions in industry activity levels may tend to increase the affects of seasonality on the Company's operations.

COMPETITION

    The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Projects are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Since 1992, there has been consolidation in the industry as several marine fabrication companies have combined with other companies or ceased operations altogether. The domestic fabricators that operate in the custom fabrication market, several of which are substantially larger and have greater resources and capabilities than the Company, compete intensely for available projects. For international projects, the Company competes with many of the same domestic fabricators, as well as with several foreign fabricators, some of which are substantially larger and have greater financial resources and capabilities than the Company.

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

    The Company's competitive pricing, expertise in fabrication of offshore marine structures and in design and manufacture of production process systems and its long-term relationships with international customers have enabled it in the past to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. The additional transportation costs that will be incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators and lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, collection risks on projects payable in a foreign currency and other factors, the Company may find it increasingly difficult to remain competitive with foreign contractors for projects designed for use in international waters.

    Because of its deteriorating financial condition, the Company was severely affected by competition in 2001. In some cased, the Company was not asked to bid on longer term projects. In other cases, the Company did not have the resources to provide financial bonds for its performance. The Company expects substantial erosion of its competitive advantage until the Company's financial condition improves, if ever.

BACKLOG

    As of December 31, 2001, the Company's backlog was approximately $8.3 million, all of which management expects to be performed before January 2003.

    The Company's backlog is based on management's estimate of the remaining labor, material and subcontracting costs to be incurred with respect to those projects as to which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, original contract prices are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, the total contract price to complete such projects is likely to change. In addition, most projects currently included in the Company's backlog are subject to termination at the option of the customer, in which case the customer is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, pay the Company termination fees.

GOVERNMENT AND ENVIRONMENTAL REGULATION

    Many aspects of the Company's operations and properties are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Mineral Management Services ("MMS"). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore structures located on the outer continental shelf to meet stringent engineering and construction specifications. The Company is not directly affected by regulations applicable to offshore construction operations as are its customers that install and operate the structures fabricated by the Company, but the Company is required to construct these structures in accordance with customer design that must comply with applicable regulations; to the extent such regulations detrimentally affect customer activities, the operations of the Company may be adversely affected. Violations of the laws and related regulations directly affecting the Company's operations can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other laws and related regulations affecting the fabrication of structures for delivery to the outer continental shelf of the United States and the laws and related regulations governing other areas of the world. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. In addition, offshore construction and drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted or prohibited. To the extent laws or regulations are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected. Such restrictions in the areas where the Company's products are used have not been substantial to date. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing laws or regulations.

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

    In addition to the Company's operations, in the past other industrial operations have been conducted by other entities on the properties now used by the Company. Although the Company does not believe that there is any material remediation requirements on its properties, it is possible that these past operations may have caused unknown environmental conditions that might require future remediation.

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

    The Company's compliance with the laws and regulations discussed in this section have entailed certain additional expenses and changes in operating procedures. These expenses have not been substantial over the past 10 years, and the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the near future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, stricter or different interpretations of existing laws and regulations or adoption of new laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

    The Company also has employees engaged in offshore operations that are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established under state workers' compensation laws (which are applicable to the Company's other employees) inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company's potential liability.

    In addition to government regulation, various private industry organizations, such as the International Standards Organization, the American Bureau of Shipping, the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to in the fabrication process.

INSURANCE

    The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. The Company also maintains general liability insurance, workers' compensation liability and maritime employer's liability insurance. All policies are subject to deductibles and other coverage limitations. Although management believes that the Company's insurance is adequate, the Company may not be able to maintain adequate insurance at rates that management considers commercially reasonable, nor may such coverage always be adequate to cover all claims that may arise.

EMPLOYEES

    The Company's workforce varies based on the level of ongoing operating activity at any particular time. As of December 31, 2001, the Company employed approximately 450 full-time production employees at its three operating facilities, two of which are located in New Iberia, Louisiana and one in Lake Charles, Louisiana. The Company also engages the services of subcontractors to perform specific tasks in connection with certain projects. Management estimates these subcontractors have in the past provided over 350 workers depending on the volume and nature of Company projects. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that it has positive working relationships with its employees.

    The Company's ability to compete depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends primarily on its ability to increase its workforce. While the supply of production workers has been historically limited, the recent reduced demand for the Company's products and services has stabilized the demand for such services. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurs, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

CAUTIONARY STATEMENTS

    Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Business and Properties," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include the risks described immediately below and elsewhere in this report.

THE COMPANY'S ABILITY TO REMAIN A GOING CONCERN IS IN QUESTION.

    The Company's credit facility requires the Company to make a $6 million principal payment by June 30, 2002. The Company currently does not have the liquid asset necessary to meet this requirement. Substantially all the Company's operating assets are pledged to secure this obligation. Accordingly, there can be no assurance that the Company will continue as a going concern through fiscal 2002.

THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS SUBSTANTIALLY DETERIORATED DURING THE 2001 FISCAL YEAR.

    As a result, many potential customers did not invite the Company to bid on long-term construction contracts. In addition, the Company was not able to bid competitively on contracts that required substantial financial performance bonds because of our inability to post the collateral necessary to secure the bonds. If this situation continues, the Company may be unable to bid on enough construction contracts to sustain its overhead, and could be forced to cease its operations.

THE COMPANY'S WORKING CAPITAL DECREASED SUBSTANTIALLY DURING 2001.

    The Company does not anticipate that the Bank Group will extend any additional borrowings to the Company under the Credit Agreement. In addition, the Credit Agreement, as amended, provides that the Company will have only limited access to the proceeds of any sale of the Company's assets during the term of the Credit Agreement; remaining proceeds must be applied to reduce amounts that the Company owes under the Credit Agreement. If the Company's working capital position does not improve during 2002, the Company may be forced to cease its operations.

THE DEMAND FOR OUR SERVICES IS CYCLICAL AND DEPENDS ON THE LEVEL OF ACTIVITY IN THE OIL AND GAS INDUSTRY; DECREASES IN OIL AND GAS ACTIVITY COULD REDUCE DEMAND FOR OUR SERVICES AND RESULT IN LOWER REVENUE.

    We fabricate decks and modules of drilling and production equipment for offshore oil and gas platforms. We also design and fabricate drilling rigs, production process systems, and drilling masts. The purchasers of our products and services are oil and gas companies and installation contractors for oil and gas companies. Thus, the demand for our services depends on the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies that operate in offshore oil and gas producing areas throughout the world. Oil and gas prices and drilling activity have become depressed as compared to prices and activity levels at the end of 2000 and the beginning of 2001.

    A prolonged reduction in oil or natural gas prices in the future would likely depress offshore drilling and development activity. A substantial reduction of this activity could reduce demand for our services and could substantially reduce our revenues.

OUR FINANCIAL CONDITION HAS DETERIORATED AND MAY PREVENT OIL & GAS COMPANIES FROM USING OUR SERVICES.

    If our financial condition does not improve, customers may not permit the Company to bid on long-term construction projects. Furthermore, the Company may not have the financial resources to post financial performance bonds, and thus may be unable to assume other projects.


OUR BUSINESS REQUIRES A STEADY SUPPLY OF SKILLED WORKERS, AND WE MAY NOT BE ABLE TO RETAIN AND ATTRACT ENOUGH OF THEM, IN WHICH CASE OUR RESULTS WILL LIKELY BE IMPAIRED.

    Our financial results depend substantially on our ability to retain and attract skilled construction workers, primarily welders, fitters and equipment operators. We currently employ approximately 360 skilled workers, which is significantly lower than the number we employed in fiscal 1999 and Transition 2000 during periods of greater activity. We may not be successful in increasing our workforce to meet any future increases in demand for our services, in which case we may lose contracts and, for contracts we obtain, our profit margins may be reduced as a result of the need to pay overtime rates to a limited workforce. Moreover, our ability to expand depends primarily on our ability to increase our skilled workforce. The demand for skilled workers in south Louisiana is high and the supply of skilled workers is extremely limited, and we may not succeed in increasing the size of our workforce through acquisitions, training, or new hiring programs. Although we believe that a large number of trainable workers reside reasonably close to our facilities, we may not be successful in recruiting and training them due to a variety of factors, including the current skill levels of workers, the potential inability or lack of desire by workers to commute to our facilities or to relocate to areas closer to them, and competition for workers from other industries. While we believe that our wage rates are competitive and that our relationship with our skilled workforce is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled workforce, increases in the wage rates paid, or both. If either of these events occur, in the near term, our profits from work in progress would be reduced or eliminated and, in the long term, our production capacity and revenues could be diminished and our growth potential could be impaired.

OUR BACKLOG IS LOW AND IF CUSTOMERS TERMINATE PROJECTS OUR REPORTED BACKLOG COULD DECREASE, WHICH COULD SUBSTANTIALLY REDUCE OUR REVENUE.

    Our backlog is based on our estimate of the remaining labor, material and subcontracting costs to be incurred for projects on which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent, or other forms of authorization. Our customers retain the right to change or to terminate most projects in our backlog, either of which could substantially change the amount of backlog currently reported. In the case of a termination, the customer is generally required to pay for our work performed and materials purchased through the date of termination, and in some cases, pay us termination fees. Due to the large dollar amounts of backlog estimated for each of a small number of projects, however, amounts included in our backlog could decrease substantially if one or more of these projects were to be terminated by our customers. Approximately 30% of our backlog at December 31, 2001 was attributable to three projects. Termination of one or more of these large projects could have a material adverse effect on our revenue for 2002.

OUR OPERATIONS ARE HAZARDOUS TO PERSONS AND PROPERTY, AND OUR LIABILITY FOR INJURIES OR DAMAGES COULD RESULT IN SUBSTANTIAL LOSSES TO US.

    Our operations involve a high degree of risk, particularly of personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of our structures during and after installation can result in similar injuries and damages for which we could be liable. We also have employees engaged in offshore operations that are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established by state workers' compensation laws (which cover our other employees) inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages for job-related injuries, with generally no limitations on our potential liability. In addition, due to their proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding. Although we maintain such insurance protection as we consider economically prudent, our insurance may not be sufficient under all circumstances or against all claims or hazards, nor do we carry insurance for the loss of profits that may result from these hazards. A successful claim or damage resulting from a hazard for which we are not fully insured could result in substantial losses to us. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider economically prudent.

PRODUCTS THAT WE FABRICATE FOR INSTALLATION IN OR OFFSHORE CERTAIN FOREIGN COUNTRIES EXPOSE US TO COLLECTION RISKS; LAWS AND REGULATIONS IN CERTAIN COUNTRIES MAY IN THE FUTURE PUT US AT A COMPETITIVE DISADVANTAGE WITH LOCAL FABRICATORS IN THOSE COUNTRIES.

    Most of the structures that we fabricate, even those made for overseas installation, are delivered to our customers at our Port of Iberia facility and, upon making delivery at that facility, we receive payment in United States dollars.

    For structures made for installation in or offshore certain countries, however, particularly Brazil, Egypt, and Mexico, as to which either our customer or the ultimate recipient of our work is a state-owned oil and gas company, payment is subject to delays in collection and a risk of non-collection. The amount of our accounts receivable for foreign deliveries to Egypt, West Africa and Mexico not secured by letters of credit was approximately $3.0 million as of December 31, 2001. The write-off of all or a substantial amount of those receivables this year or comparable amounts in future years could result in a significant reduction in our current assets and net income.

    Brazil has adopted, and we believe that Nigeria and Venezuela are considering the adoption of, laws and regulations that favor or require the awarding of contracts to local contractors or that require foreign contractors to employ citizens of a particular jurisdiction or to purchase supplies from a particular jurisdiction. In response to these developments, we have established a small facility in Nigeria that uses local laborers whom we have trained in certain skills and knowledge. We may take similar action in Brazil and Venezuela. Some of the foreign countries in which we do business also impose import-export quotas, import duties and fees, or foreign taxes on our goods and services. Although none of these quotas, duties, fees, taxes or regulations currently impact our business or any of our international projects materially, their possible future effect would be to put us at a competitive disadvantage to fabricators from those countries and this could impede our continued presence or growth in those countries.

WE COULD INCUR LOSSES UNDER OUR FIXED-PRICE CONTRACTS AS A RESULT OF COST OVERRUNS OR DELAYS IN DELIVERY.

    Most of our projects are performed pursuant to fixed-price contracts, although some projects are performed on a time and materials basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. We are responsible for all cost overruns, which could occur for various reasons, including errors in estimates or bidding, changes in the availability and cost of labor and material and variations in productivity from the original estimates.

This could result in reduced profitability or losses on projects and, depending on the size of a project, could significantly reduce our earnings in any fiscal quarter or year. Most of our fixed-price contracts also provide for incentive payments for early delivery of projects and liquidated damages for late delivery. If we were to miss the delivery date specified by any of our contracts, whether due to equipment problems, labor shortages, adverse weather conditions or other causes, we could be subject to liquidated damages that could significantly reduce our profitability.

    Under time and materials arrangements, we receive a specified hourly rate for direct labor hours (which exceeds our direct labor costs) and a specified percentage mark-up over our cost for materials. Under these contracts, we are protected against cost overruns but do not benefit directly from cost savings.

INACCURATE ESTIMATES MADE IN OUR PERCENTAGE-OF-COMPLETION ACCOUNTING COULD RESULT IN A REDUCTION OF PREVIOUSLY REPORTED PROFITS.

    Most of our revenue and expenses are recognized on a percentage-of-completion basis determined by the ratio that labor, labor and subcontracting costs, or total contract costs incurred to date bear to the total estimated labor, labor and subcontract costs, or total estimated contract costs required for completion. We review expected labor hours, costs and profits monthly as the work progresses, and make adjustments proportionate to the percentage of completion in revenue for the period when the estimates are revised. To the extent that these adjustments result in a reduction of previously reported profits, we must recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.

OUR REVENUE FOR ANY FISCAL QUARTER CAN DECLINE AS A RESULT OF INCLEMENT WEATHER AND SEASONAL DECREASES IN DAYLIGHT HOURS.

    Our operations are subject to seasonal variations in weather conditions and daylight hours. Because most of our construction activities take place outdoors, the average number of direct labor hours worked per day generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the Gulf Coast throughout the year. As a result, our revenue during the quarter ending December 31 are subject to being disproportionately low as compared to the quarters ending June 30 and September 30, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters.

THE LOSS OF A SIGNIFICANT CUSTOMER COULD RESULT IN A SUBSTANTIAL LOSS OF
REVENUE.

    A large portion of our revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For example, customers individually accounting for more than 10% of our annual revenue accounted as a group for 19% (one customer), 21% (two customers) and 26% (two customers) of revenue for the year ended December 31, 2001, the nine month period ended December 31, 2000, and the fiscal year ended March 31, 2000, respectively.

    Although our direct customers on many projects are installation contractors, each project is ultimately fabricated for use by an oil and gas company. Thus, concentration among our customers may be greater when the customer is viewed as the oil and gas company rather than the installation contractor. We contract from time to time with multiple installation contractors who may be supplying structures to the same oil and gas company and in some instances contract directly with the oil and gas company.

    The prime contractors who account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. The loss, however, of any significant customer (whether an oil and gas company with which we directly contract or a prime contractor for which we have provided services on a subcontract basis) could result in a substantial loss of revenue.

    Recent consolidation in the oil and gas industry may tend to increase the concentration of our work with significant customers and may also increase the power of some important customers to obtain price concessions from us.

OUR BUSINESS IS VERY COMPETITIVE, AND LOW LEVELS OF DEMAND FOR OUR SERVICES HAVE FORCED US TO REDUCE PRICES FOR OUR PRODUCTS. THIS HAS INCREASED OUR OPERATING LOSSES AND, BECAUSE OF WORKFORCE REDUCTIONS, OUR ABILITY TO BENEFIT FROM FUTURE INCREASES IN DEMAND MAY BE DIMINISHED.

    The offshore platform fabrication industry is highly competitive and influenced by events largely outside the control of offshore platform fabrication companies. Contracts for our services are generally awarded on a competitive bid basis with customers usually requesting bids on projects from one to three months prior to commencement. Price and the contractor's ability to meet a customer's delivery schedule are the principal factors in determining which qualified contractor is awarded a contract for a project. We compete with both large and small companies, and some of them have greater financial and other resources than we do. Recently, small companies that can perform some of the kinds of fabrication work that we do have entered the market. Thus, the number of companies that perform fabrication services to the oil and gas industry has increased. The intense competition we face in our industry, especially in periods of low demand, keeps us from raising our prices and can limit or decrease our revenue. Until bidding activity by oil and gas companies results in the awarding of new fabrication contracts, particularly contracts for larger structures, the bidding on smaller projects will remain very competitive. In order to obtain sufficient work to maintain a productive workforce, we must reduce prices on these smaller projects. These prices can be below our cost and, if demand for our fabrication services remains low, we may be required to make further reductions in the number of skilled craftsmen and supervisors we employ and other cost reductions. After we reduce our workforce, we may not be able to replace them in sufficient numbers to respond to increased demand.

OUR OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, COMPLIANCE WITH WHICH IS EXPENSIVE; CHANGES IN THE REGULATORY ENVIRONMENT CAN OCCUR AT ANY TIME AND GENERALLY INCREASE OUR COSTS.

    Our operations and properties are subject to and affected by various types of governmental regulation, including numerous federal, state and local environmental protection laws and regulations, compliance with which is becoming increasingly complex, stringent and expensive. Some of these laws provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to its negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are subject to claims for personal injury or property damage as a result of alleged exposure to hazardous substances.

    The laws and regulations that affect our operations most extensively are primarily the Occupational Safety and Health Act and to a lesser extent the federal and state laws and regulations enforced by the Environmental Protection Agency and the Louisiana Department of Environmental Quality. Those environmental laws include the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, and the Safe Drinking Water Act. We incur costs as a result of safety procedures and inspections made necessary by the Occupational Safety and Health Act and for environmental license and permit fees, and containment and disposal of wastes, including sand from sand blasting, lead from paint and paint thinners, oil leaked from machinery and vehicles, and storm and drain runoff water. Although these costs have not been material, any significant change in, or in the enforcement of, these laws and regulations could increase our expenses and thus render more difficult our ability to compete. We anticipate that environmental control and protection laws and regulations will become increasingly stringent and result in more compliance costs for us.

    Because we depend on the demand for our services from the oil and gas industry, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons could reduce the demand for our services and, ultimately, our revenue. For example, if oil and gas drilling is restricted or forbidden in additional areas in the waters offshore the U. S. Gulf of Mexico or elsewhere, the activities of our customers in those areas would be reduced and our revenues would likely decline.

WE ARE DEPENDENT ON KEY PERSONNEL; THE LOSS OF THEIR SERVICES COULD RESULT IN INEFFICIENCIES IN OUR OPERATIONS, LOST BUSINESS OPPORTUNITIES, OR THE LOSS OF ONE OR MORE OF OUR CUSTOMERS.

    Our success depends on, among other things, the continued active participation of our officers and key operating personnel. We currently have no employment contracts with our key employees except for two key employees in our fabrication operations, and three members of our executive management team. The loss of the services of any of our key employees could result in inefficiencies in our operations, lost business opportunities, or the loss of one or more of our customers.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE NEAR FUTURE; THUS, AN INVESTOR IN OUR COMMON STOCK SHOULD NOT EXPECT TO RECEIVE PERIODIC INCOME ON AN INVESTMENT IN OUR COMMON STOCK.

    We currently intend to retain earnings, if any, to meet our working capital requirements and to finance the future operation and growth of our business and, therefore, do not plan to pay cash dividends to holders of our Common Stock in the near future. An investor in our common stock should not expect to receive periodic income on an investment in our common stock.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for payments on open account, as described below. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that, except as set forth below, the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

    A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. If these lawsuits collectively are prosecuted to conclusion and the Company is unable to pay any judgments rendered against it, the Company will be in default of the Credit Agreement. Substantially all of the Company's assets secure its obligations under the Credit Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices of each of the executive officers of the Company as of December 31, 2001:

                  NAME            AGE                  POSITION
        ----------------------    ---   ---------------------------------------
        Jerome E. Chojnacki...     65   Chairman of the Board, President and
                                          Chief Executive Officer
        Martin K. Bech........     33   Vice President, Secretary and General
                                        Counsel
        Vincent J. Cuevas.....     54   Vice President
        Glenn D. Gros.........     52   Vice President
        Kenneth J. Legnon.....     54   Vice President
        Philip J. Patout......     54   Vice President
        Peter J. Roman........     51   Vice President and Chief Financial
                                          Officer

    JEROME E. CHOJNACKI was named President, Chief Executive Officer and Chairman of the Board of Directors of the Company effective October 1, 2001. Mr. Chojnacki has over 40 year of business management experience. He has served in a variety of top management positions and has owned and operated several businesses engaged in fabrication and manufacturing, engineering design services and mechanical contracting. Mr. Chojnacki currently owns and operates a management consulting firm, Chojnacki & Associates, Houston, Texas, which was established in 1979. Principal areas of expertise include operations, marketing and financial management, merger and acquisition, and turn around and work out consulting. Mr. Chojnacki obtained a Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin. Mr. Chojnacki became the President, Chief Executive Officer and Chairman of the Board of Directors upon the retirement, effective October 1, 2001, of Dailey J. Berard. Mr. Berard was the founder of the Company and served in the above offices of the Company since its inception in 1980.

    MARTIN K. BECH was hired as General Counsel of the Company on April 16, 2001 and was appointed Secretary of the Company on June 1, 2001 and Vice President of the Company on August 2, 2001. Mr. Bech earned two bachelor's degrees in 1990 from Louisiana State University and his Juris Doctorate in 1996 from Loyola University School of Law in New Orleans. Mr. Bech was an associate in the New Orleans office of the regional law firm of Phelps Dunbar, LLP from March 1997 until March 2001.

    VINCENT J. CUEVAS was appointed Vice President of the Company on June 20, 2000. He also serves as President of Allen Process Systems. Mr. Cuevas is a mechanical engineer with a B.S.M.E degree from the University of Mississippi and has over 30 years of experience in the oil and gas industry. He began his career with National Tank Co. in 1970 and last served as regional sales and marketing manager from 1985 until 1988. He was with McDermott International, Inc. from 1976 to 1977, serving as Middle East project coordinator. Mr. Cuevas co-founded Allen Tank in l988. Mr. Cuevas resigned from employment at the Company effective March 1, 2002.

    GLENN D. GROS was appointed Vice President of the Company on August 2, 2001. Mr. Gros has over 28 years of experience in the industry, including 24 years with J. Ray McDermott coordinating major oil and gas fabrication projects. Mr. Gros also has a strong background in estimating, project management and automating in the fabrication and manufacturing environments. Mr. Gros is a registered Professional Engineer.

    KENNETH J. LEGNON was appointed Vice President of the Company on November 6, 2001. Mr. Legnon has over 30 years of experience in the industry, including 5 years as Vice President Operations with the Company's OBI subsidiary. Prior to joining OBI, Mr. Legnon was a co-owner and chief operating officer in several businesses in the oilfield fabrication and services industry.

    PHILIP J. PATOUT was appointed Vice President of the Company on June 20, 2000. He also served as President of OBI. He is a mechanical engineer and a registered Professional Engineer in Louisiana with a degree from the University of Southwest Louisiana. Mr. Patout has over 30 years of experience in the oil and gas industry ranging from sales to executive management. He founded Mardrill, Inc. in 1980 and was its President from 1980 to 1984. He was President of Mallard Drilling Inc. from 1976 to 1980. Mr. Patout resigned from employment at the Company effective January 14, 2002.

    PETER J. ROMAN was appointed Vice President and Chief Financial Officer of the Company on June 30, 1997 and served as Secretary of the Company from May 1, 1998 until June 1, 2001. From June 1984 until June 1997, Mr. Roman was a certified public accountant with the international accounting firm of Ernst & Young LLP, serving most recently as a senior manager. Mr. Roman graduated from Louisiana State University in 1984 with a B.S. degree in Accounting and is a member of the Louisiana State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "UFAB." At March 30, 2002, the Company had approximately 1,105 holders of record of its Common Stock
..

    The Company currently does not meet the listing requirements of the Nasdaq National Market. If the Common Stock is delisted, the Company intends seek registration on the Nasdaq Small Cap Market. There can be no assurance, however, that if delisted, the Common Stock will be actively traded on any organized market.

    The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter in the year ended December 31, 2001 and the nine-month period ended December 31, 2000.

                                                 HIGH        LOW
                                               -------     ------
                December 31, 2001
                    First Quarter              $ 10.31     $ 6.25
                    Second Quarter                6.75       4.12
                    Third Quarter                 5.08       1.53
                    Fourth Quarter                2.00       0.57

                Transition 2000
                    First Quarter              $  8.50     $ 5.75
                    Second Quarter               13.00       6.81
                    Third Quarter                12.75       7.25

    The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business and, therefore, does not plan to pay any cash dividends to holders of its Common Stock in the foreseeable future.

    The information appearing in the first two paragraphs immediately following the caption "Private Placement and Resale Registration" in Items 1 and 2 of this report is incorporated herein.


ITEM 6. SELECTED FINANCIAL DATA

                                                                      NINE MONTHS
                                                                        ENDED
                                            YEAR ENDED DECEMBER 31    DECEMBER 31,     YEAR ENDED MARCH 31 (1)
                                            -----------------------   -----------------------------------------------
                                               2001         2000         2000        2000        1999         1998
                                            ----------   ----------   ---------   ----------  ----------   ----------
                                                        (UNAUDITED)
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue..............................     $  81,733    $  77,692    $  60,385   $  73,124   $  103,866   $  109,170
  Cost of revenue......................        79,244       80,876       63,387      66,431       85,311       91,777
   Gross profit (loss).................         2,489       (3,184)      (3,002)      6,693       18,555       17,393
  General and administrative expense...         7,417        8,704        6,685       8,160        9,058        6,807
  Operating income (loss)..............         4,928      (11,888)      (9,687)     (1,467)       9,497       10,586
  Other income (expense), net..........       (23,965)      (2,070)      (1,627)     (1,289)        (890)        (470)
  Income (loss) before income taxes....       (25,571)     (13,958)     (11,314)     (2,756)       8,607       10,116
  Income tax expense (benefit).........         1,316       (4,832)      (4,048)       (685)       2,264        2,896
  Net income (loss)....................       (29,281)   $  (9,126)   $  (7,266)  $  (2,071)  $    6,343   $    7,220
  Earnings (loss) per share............
   Basic                                    $   (3.60)   $   (1.27)   $   (1.00)  $   (0.31)  $     1.06   $     1.39
   Diluted                                  $   (3.60)   $   (1.27)   $   (1.00)  $   (0.31)  $     1.06   $     1.38
  Weighted average shares outstanding .
   Basic                                        8,142        7,154        7,270       6,723        5,972        5,192
   Diluted                                      8,142        7,154        7,270       6,723        5,972        5,213
  Cash dividends declared per common        $       -    $       -    $       -   $       -   $        -   $     1.03
   share (2)
Pro forma data: (3)
  Income before income taxes                                                                  $    8,607   $   10,116
  Pro forma provision for income taxes                                                             2,863        3,595
                                                                                              -----------------------
  Pro forma net income                                                                        $    5,744   $    6,521
                                                                                              =======================
  Pro forma basic earnings per share                                                          $     0.96   $     1.26
                                                                                              =======================
  Pro forma diluted earnings per share                                                        $     0.96   $     1.25
                                                                                              =======================
Other Financial Data:
  Depreciation and amortization........    $    3,043    $   2,965    $   2,358  $    2,757   $    2,142   $    1,265
  Capital expenditures.................         2,293        7,308        4,688       7,557        9,640        5,472
  Net cash provided by (used in)
   operating activities................           (94)      (4,089)      (1,943)       (678)       1,997        8,661
  Net cash used in investing
   activities..........................        (2,293)      (7,130)      (4,510)     (7,358)     (11,112)     (10,273)
  Net cash provided by financing
   activities..........................         2,047       10,492        7,268       7,100        1,878        9,001
Operating Data:
  Direct labor hours worked............     1,176,000    1,166,000      934,000   1,040,000    1,324,000    1,409,000
  Number of employees (at end of period)          450          674          674         600          416          685
  Backlog (at end of period)...........    $    8,333   $   27,000    $  27,000  $   19,231   $   27,088   $   50,340


                                                 AS OF DECEMBER 31,          AS OF MARCH 31,
                                               ---------------------  ----------------------------
                                                  2001        2000      2000      1999      1998
                                               ----------   --------  --------- --------  --------
          Balance Sheet Data:
            Working capital (deficit).....     $ (15,513)   $ 11,813  $ (3,789) $ 11,009  $ 12,925
            Property,  plant and  equipment,      34,125      34,549    31,708    23,259    13,333
            net...........................
            Total assets..................        63,207      82,654    84,651    70,021    59,710
            Debt..........................        23,368      20,303    24,720    17,579    12,177
            Shareholders' equity..........        14,133      47,990    44,268    39,567    33,202

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

The Company's results of operation and financial condition deteriorated dramatically in 2001 for the reasons explained in this Annual Report on Form 10-K. In significant ways, the Company's declining financial condition impacted its ability to compete for contracts and labor, two important ingredients in the Company's historic profitability. Oil and gas prices have declined recently and drilling activity has significantly declined in the Company's primary market, the Gulf of Mexico. The Company does not expect recovery of fabrication prices or substantial increases in fabrication projects in the near future. The Company must experience a marked improvement in 2002, or its ability to remain a going concern will be in question.

    The Company's results of operations depend primarily on (i) the level of oil and gas exploration and development activity of oil and gas companies in the Gulf of Mexico, offshore West Africa, South and Central America and the Middle East; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements; and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices and changes in technology which reduce costs and improve expected returns on investment. In addition, improvements in three-dimensional seismic, directional drilling, production techniques and other advances in technology have increased drilling success rates and reduced costs. Although we believe our operations depend these indicators, the correlation of those measures with our revenue is not direct as to timing and level.

    During the year ended December 31, 2001, Transition 2000 and the fiscal year ended March 31, 2000, 21%, 22% and 51%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the Gulf of Mexico. The Company believes that its strong presence in both overseas markets and the Gulf of Mexico market historically enabled it to remain competitive and obtain fabrication work worldwide.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 AND YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)

     During the year ended December 31, 2001, the Company's revenue was $81.7 million, a 5% increase from the $77.7 million revenue in the year ended December 31, 2000. This increase was mainly caused by increases in manhours worked at the Company's deep-water facility in Lake Charles, which revenue increased 54% to $8.1 million in the year ended December 31, 2001. In addition, pricing in the structural fabrication business improved slightly in 2001 compared to the prior year. Volume in the Company's international project management business was $7.1 million, an increase of 69% over the prior year. These increases were offset in part by approximately 17% reductions in the domestic process systems and barge repair revenue to $30.3 million in the year ended December 31, 2001. Direct labor hours worked in all facilities was approximately the same in the year ended December 31, 2001 as in the year ended December 31, 2000.

    Cost of revenue was $79.2 million in the year ended December 31, 2001, compared to $80.9 million in the year ended December 31, 2000. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). The decrease in cost as a percentage of revenue in the year ended December 31, 2001, was mainly due to improved margins in structural fabrication offset in part by costs in excess of revenue at the Company's deep-water facility in Lake Charles, where the Company incurred cost overruns on two jack up repair projects which were the first substantial projects at the facility. The Company also recorded contract loss reserves of $1.1 million on a first of a kind liftboat being constructed in the Company's barge repair facility in New Iberia.

    SG&A costs were lower in the year ended December 31, 2001 compared to the same period in 2000 both in gross dollars and as a percentage of revenue. This decrease reflects the shut down of the Company's barge repair facility in New Iberia, which had been underutilized, overall consolidation of support functions and staff reductions in both New Iberia and Lake Charles, mainly in the December quarter of 2001. In addition, last year was negatively impacted by the write off of a $400,000 receivable from a customer who filed for bankruptcy under Chapter
7. In the December 2001 quarter, we collected $1.6 million on a receivable that had been written off in the September 2001 quarter.

    Depreciation and amortization in the year ended December 31, 2001 was $3.0 million compared to $2.9 million in the year ended December 31, 2000. Depreciation increased 25% to $2.6 million in the year ended December 31, 2001 due mainly to the commencement of operations at the Lake Charles facility. This increase was offset by a decrease in amortization expense as a result of the write off in September 2001 of substantially all of the Company's recorded goodwill.

    Other expense in the year ended December 31, 2001 included the recording of $14.8 million impairment charge on goodwill, $4.8 million loss on the disposal of equipment and the shut down of the Company's barge repair facility in New Iberia, and the recording of $700,000 of commitment fees associated with the Waiver and Amendment to the Company's Secured Credit Agreement, which was executed April 2, 2001. These monthly fees were incurred as a result of the Company being out of compliance with the terms of the Waiver and Amendment.

    Interest expense increased in the year ended December 31, 2001 to $2.8 million from $2.3 million in the same period last year. The increase is the result of the Company being out of compliance with the terms of the credit agreement, which resulted in increased interest margins being paid on amounts outstanding under the agreement.

    Income tax expense of $1.3 million was recognized in the year ended December 31, 2001 compared to an income tax benefit of $4.8 million in the year ended December 31, 2000. The Company recorded an income tax provision of $2.6 million in the September 2000 quarter to establish a valuation allowance against the Company's net deferred tax assets. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years and revised its judgment about the realization of the deferred tax assets. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at December 31, 2001 are realizable.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2000 AND NINE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)

     Effective December 31, 2000, the Company changed its fiscal year-end to December 31 of each year. The period from April 1, 2000 to December 31, 2000 represents a transition period of nine months which is referred to as the nine months ended December 31, 2000. The presentation below compares the operating results for the nine months ended December 31, 2000 to the nine months ended December 31, 1999, which period was unaudited. In our opinion, all normal recurring adjustments that are necessary for a fair presentation of the statement of operations have been reflected in the consolidated financial statements for these periods.

     During the nine months ended December 31, 2000, the Company's revenue was $60.4 million, an 8% increase from the $55.8 million generated in the nine months ended December 31, 1999. This increase was primarily caused by an increase in manhours worked offset in part by comparatively lower pricing levels experienced in the current period caused by a general reduction in demand for the Company's structural fabrication services, and, process equipment design and fabrication services, both in the Gulf of Mexico and internationally. Structural fabrication, rig refurbishment and plant maintenance revenue increased approximately 49% from $29.5 million to $44.1 million. This was offset in part by a decrease of 46% in process equipment design and fabrication revenue from $23.8 million to $13.0 million. International project management revenue increased 68% from $2.4 million to $4.0 million. Total direct labor hours worked increased 13% from the levels experienced in the prior period particularly during the quarter ended September 30, 2000. This activity has not resulted in higher prices. We estimate that lower prices in the nine-month period ended December 31, 2000 resulted in the revenue per man-hour for that period being approximately 30% lower than the revenue per man-hour in the nine-month period ended December 31, 1999.

     Cost of revenue was $63.2 million in the nine months ended December 31, 2000 compared to $48.9 million in the nine months ended December 31, 1999. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). The increase in costs compared to revenues reflects reduced margins for all services from the same period last year caused by the decreased demand noted above and the increased competition for the projects being awarded. In addition, cost of labor has increased by approximately 4.4% in the nine month period ended December 31, 2000 compared to the same period last year. Our cost of sales for the nine months ended December 31, 2000 included $2.0 million in loss reserves on two-fixed price fabrication contracts. These contracts have been completed and loaded out. Additionally, we recognized $1.6 million in contract costs on a new-build liftboat. In part, these costs were overruns from development costs on this first of a kind liftboat. We believe there will be strong market demand for this type of vessel. In part the cost overruns relate to start up costs at our OBI yard, which had reduced its skilled worker and supervisor teams to critically low levels due to the lack of demand back in December 1999, which is when the liftboat contract was awarded. We completed this liftboat in January 2002. All three of these contracts were awarded in December 1999 and January 2000, when there were few projects being awarded and when pricing was poor. We recorded approximately $300,000 cost in excess of revenue on a drilling rig project brought into our Lake Charles facility. These costs were incurred to get this semi submersible drilling rig into the facility and introduce the facility. We completed final negotiations and wrote off a $670,000 disputed billing on a contract which had been completed in June 2000.

    The nine month period ended December 31, 2000 was also negatively impacted by poor weather conditions, in particular in the month of December. Cold, foggy and wet weather reduced the productivity in our fabrication facilities. In fact, there was only one day in the entire month of December that the weather was appropriate to allow painting of fabricated structures. This delayed and added to the cost of all projects in the yards, including the ones referred to above.

    Our SG&A remained approximately 10% of revenue for the nine month period ended December 31, 2000. SG&A includes a $400,000 write off of a receivable from a company which filed Chapter 7 in October 2000. Additionally, we started UNIFAB Environmental, which designs and manufactures waste treatment facilities, and realized start up costs for that operation in this time period.

    Depreciation and amortization for the nine months ended December 31, 2000 were $2.2 million compared to $2.0 million for the same period last year.

Interest expense increased in the nine months ended December 31, 2000 to $1.8 million from $.9 million in the same period last year. This increase is the result in increased interest rates over the period and an increase in the average outstanding amount borrowed under our credit facility.


LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the year ended December 31, 2001, the Company's available funds and $2.0 million generated from financing activities together funded cash used in operations and investing activities of $2.4 million. Investing activities consisted mainly of capital expenditures of $2.3 million, including completion of the Company's deep-water fabrication and drilling rig-refurbishing facility in Lake Charles, Louisiana.

    Capital expenditures included costs of expansion and improvements to the Company's fabrication facility in New Iberia, purchases of modern, labor-saving equipment and heavy machinery. The Company has also required capital expenditures for equipment to update telecommunication and data processing capabilities.

    AMENDED AND RESTATED CREDIT AGREEMENT. On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). At December 31, 2001, the Company had $ 23.8 million outstanding under the Credit Agreement, of which $1.2 million is for letters of credit. During 2001, the Company increased the outstanding balance under the Credit Agreement from $22.2 million to $23.8 million. The Credit Agreement is secured by substantially all of the assets of the Company and provides borrowings subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.2 million at December 31, 2001) plus 80% of eligible accounts receivable (approximately $5.7 million at December 31, 2001). At December 31, 2001, borrowings under the Credit Agreement exceeded the borrowing base limit by $3.0 million. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $165,000 per month. Throughout 2001, the Company was out of compliance with the financial covenants and certain other requirements of the Credit Agreement and as a result paid interest at a rate that included a maximum variable interest margin. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement.

    The Company was not in compliance with the terms of the Credit Agreement as of December 31, 2001, as follows: tangible net worth was not sufficient to meet the ratio to funded indebtedness required by one of the financial covenants; adjusted earnings before taxes, depreciation and amortization for the year ended December 31, 2001 were not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the year ended December 31, 2001 were not sufficient to meet the ratio to fixed charges; the current ratio was not sufficient to meet the minimum current ratio; and the net loss before taxes for the quarter ended December 31, 2001 did not meet the required minimum net income. At the request of the Company, the Bank Group executed the Amendment on March 5, 2002, which waived the defaults of these financial covenants for the period ended December 31, 2001. Under the terms of the Amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus 3% (7.5% at March 31, 2002). The maturity of the Credit Agreement has been extended to January 31, 2003. If the Company has not replaced the Credit Agreement by January 31, 2003, or if the maturity date is accelerated due to non performance under the terms of the Amendment, the Company will be required to pay $450,000 to the Bank Group. The Amendment requires the Company to make scheduled reductions totaling $8.0 million, $1.9 million of which was paid concurrent with the execution of the Amendment on March 5, 2002, and the remaining $6.1 million is due on June 30, 2002. In the event the Company is unable to make the $6.0 million payment by June 30, 2002, the Company will be required to pay up to $825,000 to the Bank Group. The Amendment allows the Company to exceed the borrowing base limit up to $3.5 million until June 30, 2002, and limits the Company to the borrowing base limit beginning June 30, 2002. The Amendment requires the Company to diligently market for sale the Company's deep water facility in Lake Charles, Louisiana. The Amendment revises the financial covenants related to operating results to be consistent with the Company's expected operating results. However, because the Amendment requires substantial repayments by June 30, 2002, and the Company currently does not have the resources to make such payments, there is a substantial risk that the Company will be unable to maintain compliance with its obligations to its Bank Group. The Amendment provides for additional borrowings under certain conditions, mainly through the sale of assets or subsidiaries. The Company hopes to replace the Credit Agreement with debt or equity financing before the maturity date of January 31, 2003.

    In the normal course of business, the management evaluates the Company's capital structure and is considering alternatives to the current credit facility structure. We would seek to replace the current commercial bank financing arrangement with financing that is longer term in nature, including asset financing, subordinated debt and equity capital. A new credit agreement or financing arrangement may require higher interest and principal repayments, requiring the Company to use more of its cash flow from operations to meet these obligations. A new credit agreement or financing arrangement could further restrict Company operations by, for example, limiting the ability of the Company to make acquisitions and acquire assets. An alternative debt or equity arrangement would likely involve the issuance of debt or preferred equity securities that are convertible into shares of Company common stock. As a result of any such conversion, existing shareholders could lose the control of the Company that they now enjoy. Any of these new financing arrangements could reduce the market value of Company shares.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires the recording of all acquired intangible assets that arise either from contractual or legal rights, or that are separable from the acquired entity. The Company adopted this accounting standard effective July 1, 2001, as required and it had no impact on the Company's financial position.

    In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective January 1, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill was reduced in 2001 by $15.2 million of which $14.8 million was recognized on the impairment of recorded goodwill. Goodwill remaining on the balance sheet after the impairment write down is not significant and adoption of SFAS No. 142 will have no impact on the Company's financial position or results of operations.

    SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations. The Company is required to implement SFAS No. 144 on January 1, 2002, and does not expect the implementation of this standard to have a material effect on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    Revenue from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating actual labor cost, labor and subcontract cost, or total estimated contract costs for work performed to date to the estimated total labor cost, total labor and subcontract cost or total contract cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

    The Company's customers are principally major and large independent oil and gas companies and drilling companies. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. Reserves for uncollectible accounts receivable are evaluated periodically against specific accounts that are known to be uncollectible. Increases in the reserves for uncollectible accounts are charged to operating results in the period they are identified. Receivables are generally not collateralized. Significant adverse changes in the economic environment of the oil and gas industry could result in materially lower collectibility of recorded receivables and could require charge for uncollectible accounts in the future.

    Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long- lived assets by determining whether the carrying values can be recovered through projected net cash flows undiscounted and without interest charges, based on expected operating results over their remaining lives. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

    Income taxes have been provided using the liability method. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of future income tax assets recognized is limited to the amount of benefit that is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, the likelihood of future taxable income and tax planning strategies when making this assessment. Based on this assessment, the Company records a valuation allowance against deferred tax assets that are more likely than not unrealizable. The amount of the deferred tax asset considered realizable, however, could be reduced in the future if taxable income is not available to allow for the deduction of the deferred tax assets.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $23.4 million, substantially all of the Company's notes payable, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $234,000 per year if the Company were to maintain the same debt level and structure.

    The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2002.

    While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    In this report, the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-20 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information concerning the Company's directors and executive officers in response to Item 10 will be included in the Company's definitive Proxy Statement for its 2002 annual meeting of shareholders and is incorporated herein by reference. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information concerning executive compensation of the Company in response to
Item 11 will be included in the Company's definitive Proxy Statement for its 2002 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information concerning security ownership of certain beneficial owners and management in response to Item 12 will be included in the Company's definitive Proxy Statement for its 2002 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information concerning certain relationships and related transactions in response to Item 13 will be included in the Company's definitive Proxy Statement for its 2002 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

         (i)                 Financial Statements

                                                                                               PAGE
                                                                                              ------
          Report of Independent Auditors                                                       F-1
          Consolidated Balance Sheets                                                          F-2
          Consolidated Statements of Operations for the Year Ended December 31,
            2001, for the Nine Months Ended December 31, 2000 and for the Year
            Ended March 31, 2000                                                               F-3
          Consolidated Statements of Shareholders' Equity for the Year Ended
            December 31, 2001, for the Nine Months Ended December 31, 2000 and
            for the Year Ended March 31, 2000                                                  F-4
          Consolidated Statements of Cash Flows for the Year Ended December 31,
            2001, for the Nine Months Ended December 31, 2000 and for the Year
            Ended March 31, 2000                                                               F-5
          Notes to Consolidated Financial Statements                                           F-6

         (ii)                Financial Statement Schedules

         Other financial statement schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere.

         (iii)               Exhibits

         The Exhibit Index on page E-1 is incorporated herein. The Company will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Mr. Martin Bech, UNIFAB International, Inc., P.O. Box 11308, New Iberia, LA 70562.


    (b)  Reports on Form 8-K.

    On March 12, 2002 we filed a Current Report on Form 8-K dated March 5, 2002. The report included Item 5 and an exhibit and was filed to announce the signing of the Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of March 5, 2002, among the Company, Bank One, N.A., IberiaBank, Regions Bank and Whitney National Bank.

                         Report of Independent Auditors


The Board of Directors and Shareholders
UNIFAB International, Inc.


We have audited the accompanying consolidated balance sheets of UNIFAB International, Inc. as December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001, the nine-month period ended December 31, 2000, and the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNIFAB International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the nine-month period ended December 31, 2000, and the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that UNIFAB International, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



New Orleans, Louisiana
April 9, 2002

                           UNIFAB International, Inc.

                           Consolidated Balance Sheets


                                                                                   DECEMBER 31,
                                                                                      2001          2000
                                                                                   ----------------------------
                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     754      $   1,004
   Accounts receivable, net                                                           15,362         15,101
   Costs and estimated earnings in excess of billings on uncompleted contracts         5,769          2,840
   Income tax receivable                                                               4,112          6,416
   Prepaid expenses and other assets                                                   2,442          3,116
                                                                                   ----------------------------
Total current assets                                                                  28,439         28,477

Property, plant and equipment, net                                                    34,125         34,549
Goodwill, net                                                                            260         15,496
Deferred income taxes                                                                      -            606
Other assets                                                                             383          3,526
                                                                                   ----------------------------
Total assets                                                                       $  63,207      $  82,654
                                                                                   ============================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                $  15,123      $   8,318
   Billings in excess of costs and estimated earnings on uncompleted contracts         1,343          2,500
   Accrued liabilities                                                                 4,240          3,543
   Notes payable                                                                      23,246          2,303
                                                                                   ----------------------------
Total current liabilities                                                             43,952         16,664

Deferred income taxes                                                                      -              -
Noncurrent notes payable                                                                 122         18,000

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized, 8,189,972 and
     8,127,283 shares outstanding                                                         82             81
   Additional paid-in capital                                                         46,830         46,713
   Retained earnings                                                                 (27,695)         1,586
   Currency translation adjustment                                                       (84)          (390)
                                                                                   ----------------------------
Total shareholders' equity                                                            19,133         47,990
                                                                                   ----------------------------
Total liabilities and shareholders' equity                                         $  63,207      $  82,654
                                                                                   ============================

SEE ACCOMPANYING NOTES.

                           UNIFAB International, Inc.

                      Consolidated Statements of Operations

                                                                                               NINE-MONTHS
                                                                                                  ENDED        YEAR ENDED
                                                                   YEAR ENDED DECEMBER 31,     DECEMBER 31,     MARCH 31,
                                                                    2001            2000           2000           2000
                                                               -------------------------------------------------------------
                                                                               (UNAUDITED)
                                                                          (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Revenue                                                        $   81,733      $   77,692     $   60,385      $   73,124
Cost of revenue                                                    79,244          80,876         63,387          66,431
                                                               -------------------------------------------------------------
Gross profit (loss)                                                 2,489          (3,185)        (3,002)          6,693
Selling, general and administrative expense                         7,417           8,704          6,685           8,160
                                                               -------------------------------------------------------------
Loss from operations                                               (4,928)        (11,888)        (9,687)         (1,467)

Other income (expense):
   Loss on disposal of equipment and closure of facility           (4,790)              -              -               -
   Impairment of goodwill                                         (14,786)              -              -               -
   Commitment fees                                                   (700)              -              -               -
   Other expense                                                        -              38              -              38
   Interest expense                                                (2,794)         (2,339)        (1,807)         (1,442)
   Interest income                                                     33             231            180             115
                                                               -------------------------------------------------------------
Loss before income taxes                                          (27,965)        (13,958)       (11,314)         (2,756)

Income tax provision (benefit)                                      1,316          (4,832)        (4,048)           (685)
                                                               -------------------------------------------------------------
Net loss                                                       $  (29,281)     $   (9,126)    $   (7,266)     $   (2,071)
                                                               =============================================================

Basic and diluted loss per share                               $    (3.60)     $    (1.28)    $    (1.00)     $    (0.31)
                                                               =============================================================
Basic and diluted weighted average
shares outstanding                                                  8,142           7,154          7,270           6,723
                                                               =============================================================




      SEE ACCOMPANYING NOTES.

                           UNIFAB International, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                                                               ACCUMULATED
                                             COMMON STOCK        ADDITIONAL                       OTHER
                                        --------------------      PAID-IN       RETAINED      COMPREHENSIVE
                                         SHARES      AMOUNT       CAPITAL       EARNINGS         INCOME           TOTAL
                                        ---------   --------    ------------   ----------    ----------------  -----------
                                                                          (IN THOUSANDS)
 Balance at March 31, 1999                6,021      $  60      $    28,542   $   10,923       $       42      $   39,567
 Stock issued:
    PIM acquisition                          47          -              337            -                -             337
    OBI acquisition                         680          7            5,922            -                -           5,929
    CESI acquisition                         60          1              488            -                -             489
    Stock awards and stock options
      exercised                              12         -              106            -                -             106
 Net loss                                     -          -                -       (2,071)               -          (2,071)
 Currency translation adjustment              -          -                -            -              (89)            (89)
                                                                                                               -----------
 Comprehensive loss                           -          -                -            -                -          (2,160)
                                        ----------------------------------------------------------------------------------
 Balance at March 31, 2000                6,820         68           35,395        8,852              (47)         44,268
 Stock issued:
     Stock awards                             6          -               36            -                -              36
     Private placement of stock           1,300         13           11,272            -                -          11,285
     Stock options exercised                  1          -               10            -                -              10
 Net loss                                     -          -                -       (7,266)               -          (7,266)
 Currency translation adjustment                                                                     (343)           (343)
                                                                                                               -----------
 Comprehensive loss                           -          -                -            -                -          (7,609)
                                        ----------------------------------------------------------------------------------
 Balance at December 31, 2000             8,127         81           46,713        1,586             (390)         47,990
 Stock issued:
     Stock awards                            56          1               66            -                -              67
     Stock options exercised                  7          -               51            -                -              51
 Net loss                                     -          -                -      (29,281)               -         (29,281)
 Currency translation adjustment                                                                      306             306
                                                                                                               -----------
 Comprehensive loss                           -          -                -            -                -         (28,857)
                                        ----------------------------------------------------------------------------------
 Balance at December 31, 2001             8,190      $  82      $    46,830   $  (27,695)      $      (84)     $   19,133
                                        ==================================================================================


SEE ACCOMPANYING NOTES.

                            UNIFAB International Inc.

                      Consolidated Statements of Cash Flows

                                                                         YEAR ENDED     NINE MONTHS
                                                                          DECEMBER         ENDED         YEAR ENDED
                                                                             31,        DECEMBER 31,      MARCH 31,
                                                                       ----------------------------------------------
                                                                            2001            2000           2000
                                                                       ----------------------------------------------

                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $  (29,281)    $   (7,266)      $   (2,071)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                           2,604          1,727            1,953
     Amortization                                                             450            631              804
     Provision for doubtful accounts                                           33            886              266
     Impairment charge on goodwill                                         14,786              -                -
     Deferred income taxes                                                  1,316         (3,252)           1,877
     Changes in operating assets and liabilities, net of effects from acquisition of business:
         Accounts receivable                                                  169          1,807            5,187
         Net costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on
            uncompleted contracts                                          (4,086)         3,577           (6,590)
         Prepaid expenses and other assets                                  6,688         (2,524)          (3,490)
         Accounts payable and accrued liabilities                           7,227          2,471            1,386
                                                                       ----------------------------------------------
Net cash used in operating activities                                         (94)        (1,943)            (678)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                                   -              -              199
Purchases of equipment                                                      2,293         (4,688)          (7,557)
Advance under secured note receivable                                                          -                -
Proceeds from sale of equipment                                                90            178                -
                                                                       ----------------------------------------------
Net cash used in investing activities                                      (2,293)        (4,510)          (7,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                         2,407          5,173            6,695
Proceeds from note payable                                                                     -           10,000
Payments on notes payable                                                    (411)        (9,600)          (9,235)
Distribution of Sub S earnings                                                                 -                -
Distributions to dissenting shareholder                                                        -             (360)
Exercise of stock options                                                      51             10                -
Proceeds from issuance of common stock                                                    11,685                -
                                                                       ----------------------------------------------
Net cash provided by financing activities                                   2,047          7,268            7,100
Net change in cash and cash equivalents                                      (250)           815             (936)
Cash and cash equivalents at beginning of year                              1,004            189            1,125
                                                                       ----------------------------------------------
Cash and cash equivalents at end of year                               $      754     $    1,004       $      189
                                                                       ==============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes                                                        $        -     $        -       $        -
                                                                       ==============================================
   Interest                                                            $    1,944     $    1,944       $    1,766
                                                                       ==============================================

SEE ACCOMPANYING NOTES.

                            UNIFAB International Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At December 31, 2001, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

ORGANIZATION AND INITIAL PUBLIC OFFERING

    UNIFAB International, Inc. was formed on July 16, 1997 to serve as the parent corporation of Universal Fabricators Incorporated, 51% of the outstanding common stock of which was owned by Universal Partners, Inc. (Universal Partners) and 49% of which was owned by McDermott Incorporated (McDermott). On September 24, 1997, immediately prior to the completion of an initial public offering of 3,237,250 shares of the Company's $.01 par value common stock (the Offering), Universal Partners and McDermott exchanged their respective shares of common stock of Universal Fabricators Incorporated for shares of the Company's common stock. The shareholders of Universal Partners received 1,785,000 shares of common stock of the Company and McDermott received 1,715,000 shares of common stock in this share exchange. All share-related amounts have been adjusted to reflect the effect of this exchange. In the Offering, 1,522,250 shares were sold by the Company and the balance of the shares were sold by McDermott.

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

FISCAL YEAR

    Effective December 31, 2000, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity and cash flows for the period from April 1, 2000 to December 31, 2000 represent a transition period of nine months which is referred to as the nine months ended December 31, 2000. The accompanying financial statements for the year ended December 31, 2000 are unaudited. In our opinion, all normal recurring adjustments that are necessary for a fair presentation of the statement of operations have been reflected in the consolidated financial statements for these periods.

REVENUE AND COST RECOGNITION

    Revenue from fixed-price and modified fixed-price contracts is recognized on the percentage-of-completion method. In the case of long-term contracts extending over one or more fiscal years, revisions of the cost and profit estimated during the course of the work are reflected in the accounting period in which the facts that require revision become known. At the time a loss on a contract becomes known, the entire amount of the ultimate loss is accrued. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal year. Contract bonus payments under fixed price contracts are included in revenue when their realization is reasonably assured. Revenue from time and material contracts and cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus mark up or fees earned.

    The Company measures progress toward completion on contracts in a manner that we believe most accurately reflects the physical progress on the contracts. Contracts to construct platforms are measured by comparing labor and subcontract costs to date against total estimated labor and subcontract costs. These contracts typically include significant material costs at the start of the contract, such as for steel, in addition to labor and subcontract costs. The Company does not include materials purchased pursuant to such contracts as a measure of completion because it believes that would distort the reported progress on the contracts.

    Progress on contracts to design and to manufacture processing equipment are measured by comparing labor hours to date against total estimated labor hours. These contracts generally include a significant number of man-hours to design and to manufacture the equipment, which the Company believes accurately represents progress on the contracts. The Company does not include materials purchased in the measure of progress because of the significance of those costs relative to total contract costs. The Company believes that the inclusion of materials purchased in the measure of progress on these contracts would distort the reported progress on the contracts.

    Progress on contracts to manufacture drilling rigs is measured by comparing total costs to date against total estimated costs. These contracts generally do require steel purchases as man-hours are applied and physical completion is performed. The relative value of materials purchased to the value of labor costs on these contracts does not cause a material distortion in the measure of progress on these contracts when material costs are included in the measure of progress.

    As described above, these measures of progress are used consistently for contracts that have similar characteristics. The Company believes that the use of these measurements of progress results in an appropriate, objective measure of progress on contracts.

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

GOODWILL

    Goodwill is acquired in business combinations accounted for under the purchase method of accounting and is amortized on a straight-line basis over 15-30 years for financial statement purposes and over 15 years for income tax purposes. The lives used to amortize goodwill is based on our evaluation of the acquisition and limitations, if any, on the source of the goodwill. At December 31, 2001 the weighted average life of goodwill is 16 years. Accumulated amortization at December 31, 2001 and 2000 was $39,000 and $2,120,000, respectively. The recoverability of goodwill acquired is assessed periodically and takes into account whether the goodwill should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill would be reduced if it is probable that management's best estimate of future operating income before amortization will be less than the carrying amount of goodwill over the remaining amortization period. The Company assesses long-lived assets for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

INTEREST CAPITALIZATION

    Interest costs for the construction of certain long-lived assets are capitalized and amortized over the related assets' estimated useful lives. During the nine months ended December 31, 2000 and the year ended March 31, 2000, interest costs of $396,000 and $390,000, respectively, were capitalized. No interest costs were capitalized during the year ended December 31, 2001.

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

EARNINGS PER SHARE

    The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments at December 31, 2001, primarily notes payable, closely approximates fair value.

2. GOING CONCERN ASSUMPTION AND WORKING CAPITAL DEFICIT

    During 2001, the Company's results of operation and financial condition deteriorated dramatically. In significant ways, the Company's declining financial condition impacted its ability to compete for contracts and labor, two important ingredients in the Company's historic profitability. Oil and gas prices have declined recently and drilling activity has significantly declined in the Company's primary market, the Gulf of Mexico. The Company does not expect recovery of fabrication prices or substantial increases in fabrication projects in the near future. At December 31, 2001, the Company has a working capital deficit of $15,513,000. This deficit was caused by the reclassification of $22,605,000 outstanding under the Company's Secured Senior Credit Facility (the "Credit Agreement"), as more fully described in Note 7. The Company has entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"), which requires a $6.0 million principal payment to reduce the outstanding amounts under the Credit Agreement by June 30, 2002. The Company does not currently have the ability to make this payment. If unable to make the payment by the due date the Company would be in default under the terms of the Amendment and the Bank Group could seek remedies under the terms of the Amendment, including demanding payment on the entire balance outstanding under the Credit Agreement. Management is developing plans to seek additional capital to meet the terms of the Amendment, including equity capital, new debt financing or liquidation of operating assets or subsidiaries. If the Company is unsuccessful in its efforts to renegotiate or replace the Credit Agreement, raise additional capital and to return to profitability, it may not be able to meet its obligations in the ordinary course of business. The Company must experience a marked improvement in 2002 in order to remain a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. PRIVATE PLACEMENT OF COMMON STOCK

    On September 29, 2000, the Company completed a private placement in which 1,300,000 shares were sold to eight accredited investors for aggregate proceeds of $12,350,000 ($9.50 per share). Morgan Keegan & Company, Inc., for its services as placement agent, received a commission of $617,500 and a five-year warrant to purchase 60,000 shares of the Company's common stock at an exercise price of $9.50 per share. The net proceeds of the private placement after the commission to the placement agent and offering expenses totaled $11,685,150, which was applied to reduce the indebtedness under the Secured Senior Credit Facility.

4. CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at December 31, 2001 and 2000 consisted of the following:

                                                                       DECEMBER 31
                                                                          2001           2000
                                                                    ------------------------------
                                                                           (IN THOUSANDS)
            Costs incurred on uncompleted contracts                 $   26,912       $   25,457
            Estimated earnings (loss)                                    2,738             (249)
                                                                    ------------------------------
                                                                        29,650           25,208
            Less billings to date                                      (25,224)         (24,868)
                                                                    ------------------------------
                                                                    $    4,426       $      340
                                                                    ==============================

            Included in the accompanying balance sheets under
              the following captions:
                 Costs and estimated earnings in excess of
                   billings on uncompleted contracts                $    5,769       $     2,840
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts                    (1,343)          (2,500)
                                                                    ------------------------------
                                                                    $    4,426       $      340
                                                                    ==============================

    Accounts receivable includes retainages and unbilled receivables, respectively, of $641,000 and $2,018,000 at December 31, 2001 and $598,000 and
$791,000 at December 31, 2000.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 2001 and 2000:

                                                                        DECEMBER 31
                                                                     2001         2000
                                                                ---------------------------
                                                                       (IN THOUSANDS)

            Land                                                $    2,587    $    2,557
            Building and bulkhead, including leasehold
               improvements                                         18,405        17,785
            Yard equipment                                          25,920        24,371
            Vehicles and other equipment                             1,977         2,251
                                                                ---------------------------
                                                                    48,889        46,964

            Less accumulated depreciation                           14,764        12,415
                                                                ---------------------------
                                                                $   34,125    $   34,549
                                                                ===========================

    The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2003 for the structural fabrication facility with two 10-year renewal options and in 2009 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. Future minimum payments, including option periods, under these leases are as follows (in thousands):

                         2002               $    640
                         2003                    640
                         2004                    640
                         2005                    640
                         2006                    640
                         2007 and after        7,599
                                            ----------
                                            $ 10,799
                                            ==========

    Rent expense, which includes rent on cancelable equipment leases, during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000 was $2,300,000, $1,600,000 and $1,724,000,
respectively.

6. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 were as follows:

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                        2001           2000
                                                                     --------------------------
                                                                           (IN THOUSANDS)
            Deferred tax liabilities:
               Excess book value over tax basis of property, plant
                 and equipment                                       $   4,650      $   3,944
               Excess book value over tax basis of drilling
                 equipment acquired in the acquisition of OBI                -            320
               Long-term construction contracts                              -            521
               Goodwill                                                      -             42
                                                                     --------------------------
               Total deferred tax liabilities                            4,650          4,827
            Deferred tax assets:
               Reserves not currently deductible                           234            265
               Goodwill                                                  3,132
               Operating loss carryforward                               8,618          4,724
                                                                     --------------------------
               Total deferred tax assets                                11,984          4,989
               Valuation allowance for deferred tax assets              (7,334)          (392)
                                                                     --------------------------
               Deferred tax assets                                       4,650          4,597
                                                                     --------------------------
               Net deferred tax liabilities                          $       -      $     230
                                                                     ==========================

    A valuation allowance has been recognized to offset the deferred tax asset related to the operating loss carryforwards which exceeds net deferred tax liabilities.

    The income tax provision (benefit) is comprised of the following:

                                                                         NINE MONTHS
                                                      YEAR ENDED            ENDED            YEAR ENDED
                                                      DECEMBER 31        DECEMBER 31          MARCH 31
                                                         2001               2000                2000
                                                    --------------------------------------------------------
                                                                          (IN THOUSANDS)

Current                                             $            -        $    (796)       $   (2,562)
Deferred                                                     1,316           (3,252)            1,877
                                                    --------------------------------------------------------
                                                    $        1,316        $  (4,048)       $     (685)
                                                    ========================================================

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is:

                                                 YEAR ENDED     NINE MONTHS ENDED       YEAR ENDED
                                                 DECEMBER 31      DECEMBER 31            MARCH 31
                                                     2000             2000                 1999
                                               ----------------------------------------------------------
                                                                   (IN THOUSANDS)

Tax at federal statutory rates                 $    (9,508)     $     (3,846)         $      (937)
Valuation reserve on deferred tax assets             6,942               134                  258
Non deductible loss on goodwill impairment           3,174                 -                    -
Other, primarily state income taxes                    708              (336)                  (6)
                                               ----------------------------------------------------------
                                               $     1,316      $     (4,048)         $      (685)
                                               ==========================================================

7. CREDIT ARRANGEMENT

    On November 30, 1999, the Company entered into a Secured Senior Credit Facility with a syndicated group of financial institutions (the "Bank Group") for $40 million in total credit facilities (the "Secured Senior Credit Facility"). Under the original terms of the facility, the Company could borrow up to $30.0 million for general corporate purposes under a revolving credit facility, of which up to $17.5 million was available for standby letters of credit. Additionally, the Secured Senior Credit Facility originally provided for a $10.0 million term loan with monthly principal payments of $167,000, plus interest. On September 29, 2000, $8.5 million, the entire amount then outstanding under the term loan, was paid.

    AMENDED AND RESTATED CREDIT AGREEMENT. On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). At December 31, 2001, the Company had $ 23.8 million outstanding under the Credit Agreement, of which $1.2 million is for letters of credit. During 2001, the Company increased the outstanding balance under the Credit Agreement from $22.2 million to $23.8 million. The Credit Agreement is secured by substantially all of the assets of the Company and provides borrowings subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.2 million at December 31, 2001) plus 80% of eligible accounts receivable (approximately $5.7 million at December 31, 2001). At December 31, 2001, borrowings under the Credit Agreement exceeded the borrowing base limit by $3.0 million. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $165,000 per month. Throughout 2001, the Company was out of compliance with the financial covenants and certain other requirements of the Credit Agreement and as a result paid interest at a rate that included a maximum variable interest margin. The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement.

    The Company was not in compliance with the terms of the Credit Agreement as of December 31, 2001, as follows: tangible net worth was not sufficient to meet the ratio to funded indebtedness required by one of the financial covenants; adjusted earnings before taxes, depreciation and amortization for the year ended December 31, 2001 were not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the year ended December 31, 2001 were not sufficient to meet the ratio to fixed charges; the current ratio was not sufficient to meet the minimum current ratio; and the net loss before taxes for the quarter ended December 31, 2001 did not meet the required minimum net income. At the request of the Company, the Bank Group executed the Amendment on March 5, 2002, which waived the defaults of these financial covenants for the period ended December 31, 2001. Under the terms of the Amendment, all new advances as well as all existing advances bear interest at the prime lending rate plus 3% (7.5% at March 31, 2002). The maturity of the Credit Agreement has been extended to January 31, 2003. If the Company has not replaced the Credit Agreement by January 31, 2003, or if the maturity date is accelerated due to non performance under the terms of the Amendment, the Company will be required to pay $450,000 to the Bank Group. The Amendment requires the Company to make scheduled reductions totaling $8.0 million, $1.9 million of which was paid concurrent with the execution of the Amendment on March 5, 2002, and the remaining $6.1 million is due on June 30, 2002. In the event the Company is unable to make the $6.0 million payment by June 30, 2002, the Company will be required to pay up to $825,000 to the Bank Group. The Amendment allows the Company to exceed the borrowing base limit up to $3.5 million until June 30, 2002, and limits the Company to the borrowing base limit beginning June 30, 2002. The Amendment requires the Company to diligently market for sale the Company's deep water facility in Lake Charles, Louisiana. The Amendment revises the financial covenants related to operating results to be consistent with the Company's expected operating results. However, because the Amendment requires substantial repayments by June 30, 2002, and the Company currently does not have the resources to make such payments, there is a substantial risk that the Company will be unable to maintain compliance with its obligations to its Bank Group. The Amendment provides for additional borrowings under certain conditions, mainly through the sale of assets or subsidiaries. The Company hopes to replace the Credit Agreement with debt or equity financing before the maturity date of January 31, 2003.

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                NINE MONTHS        YEAR
                                                                 YEAR ENDED        ENDED           ENDED
                                                                DECEMBER 31     DECEMBER 31       MARCH 31
                                                                    2001            2000            2000
                                                               ---------------------------------------------
          Numerator for basic and diluted loss per share       $  (29,281)     $   (7,266)      $   (2,071)
                                                               =============================================

          Denominator:
             Denominator for basic loss per share - weighted
               average shares                                       8,142           7,270            6,723
             Effect of dilutive employee stock options                  -               -                -
                                                               ---------------------------------------------
             Denominator for diluted loss per share -
               adjusted weighted average shares                     8,142           7,270            6,723
                                                               =============================================

          Basic loss per share                                 $    (3.60)     $    (1.00)      $    (0.31)
                                                               =============================================
          Diluted loss per share                               $    (3.60)     $    (1.00)      $    (0.31)
                                                               =============================================

    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the year ended December 31, 2001, 862,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the nine months ended December 31, 2000, 839,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the year ended March 31, 2000, 412,000 options outstanding were anti-dilutive due to the net loss incurred by the Company.

9.  CONCENTRATION OF CREDIT RISK

    The Company's customers are principally major and large independent oil and gas companies and drilling companies. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. Management believes that the allowance for doubtful accounts is adequate to absorb probable credit losses. Receivables are generally not collateralized.

    At December 31, 2001 and 2000, the allowance for doubtful accounts deducted from accounts receivable on the accompanying balance sheets was $528,000 and $958,000, respectively.

10. LONG-TERM INCENTIVE PLANS

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

    In July 1997, the Company adopted and its shareholders approved the Long-Term Incentive Plan (the "1997 Plan") to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (the "Eligible Employees"). Under the 1997 Plan, which is administered by the Compensation Committee of the Board of Directors, the Company may grant incentive stock options, nonqualified stock options, restricted stock, other stock-based awards or any combination thereof (the "Incentives") to Eligible Employees. The Compensation Committee determines who receives Incentives and establishes the exercise price of any stock options granted under the Incentive Plan, provided that the exercise price may not be less than the fair market value of the Common Stock on the date of grant. A maximum total of 460,000 shares of Common Stock are available for issuance under the 1997 Plan.

    In June 2000, the Company adopted and the Board of Directors approved the Employee Long-Term Incentive Plan (the "2000 Plan") to provide long-term incentives to its key employees who are not officers or directors of the Company. Under the 2000 Plan, which is administered by the Plan Administrator, the Company may grant incentive stock options, nonqualified stock options, restricted stock, other stock-based awards or any combination thereof to key employees. The Compensation Committee reviews and approves awards made under the 2000 plan and approves the exercise price of any stock options granted under the 2000 Plan. The exercise price may not be less than the fair market value of the Common Stock on the date of grant. A maximum total of 565,000 shares of Common Stock are available for issuance under the 2000 Plan.

    All of the options granted under the long-term incentive plans have a 10-year term and vest over a 2-year period. The optionee will not realize any income for federal income tax purposes, nor will the Company be entitled to any deduction, upon the grant of a nonqualified stock option. Upon exercise, the optionee will realize ordinary income measured by the difference between the aggregate fair market value of the shares of Common Stock on the exercise date and the aggregate exercise price, and the Company will be entitled to a deduction in the same amount.

    Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                        NINE MONTHS
                                                     YEAR ENDED            ENDED            YEAR ENDED
                                                     DECEMBER 31         DECEMBER 31          MARCH 31
                                                        2001                2000                2000
                                                  ------------------ ------------------- -------------------
  Risk-free interest rate                          2.77% to 6.28%      4.69% to 6.28%      5.67% to 6.23%
  Volatility factor of the expected market
    price of UNIFAB stock                              .722-.907           .722-.797        .722 to .797
  Weighted average expected life of the option           2 years             2 years             2 years

  Expected dividend yield                                  Zero                Zero               Zero

    The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The Company's pro forma information for the year ended December 31, 2001, for the nine months ended December 31, 2000 and the year ended March 31, 2000 is as follows (in thousands, except per share data):

                                                                              NINE MONTHS       YEAR
                                                              YEAR ENDED         ENDED          ENDED
                                                              DECEMBER 31     DECEMBER 31     MARCH 31
                                                                 2001             2000          2000
                                                            ---------------- --------------- ------------
        Net loss:
             As reported                                    $     (29,281)   $     (7,266)   $    (2,071)
             Pro forma including the effect of options      $     (29,867)   $     (7,812)   $    (2,407)
        Basic loss per share:
        As reported                                         $       (3.60)   $      (1.00)   $     (0.31)
             Pro forma including the effect of options      $       (3.67)   $      (1.07)   $     (0.36)
        Diluted loss per share:
             As reported                                    $       (3.60)   $      (1.00)   $     (0.31)
             Pro forma including the effect of options      $       (3.67)   $      (1.07)   $     (0.36)

    A summary of the Company's stock options activity and the related information for the year ended December 31, 2001, for the nine months ended December 31, 2000 and for the year ended March 31, 2000 is as follows (in thousands, except per share data):

                                                     Year Ended             Nine Months Ended
                                                     December 31,             December 31,           Year Ended March
                                                        2001                     2000                    31, 2000
                                              ------------------------- ------------------------ ------------------------
                                                WEIGHTED                  WEIGHTED                WEIGHTED
                                                AVERAGE                   AVERAGE                  AVERAGE
                                                EXERCISE                  EXERCISE                EXERCISE
                                                 PRICE       OPTIONS       PRICE       OPTIONS      PRICE      OPTIONS
                                              ---------------------------------------------------------------------------

   Outstanding - beginning of period             $  8.62        842        $ 10.08        412       $ 10.21       395
   Granted                                          1.78        198           7.22        434          7.18        20
   Exercised                                        7.37         (7)          7.50         (1)         -            -
   Forfeited                                        7.87       (171)          7.33         (3)         7.50        (3)
                                              --------------------------------------------------------------- -----------
   Options outstanding at end of period          $  7.21        862        $  8.62        842       $ 10.08       412
                                              =============================================================== ===========
   Options exercisable at end of period          $  8.36        623        $  9.42        552       $ 10.99       306
                                              =============================================================== ===========
   Weighted average fair value of options
       granted during period                     $  0.82                   $  3.16                  $  3.12
                                              =============             =============            ============

    Exercise prices for options outstanding as of December 31, 2001 ranged from $1.11 to $18.00. The weighted average remaining contractual life of those options is 8.1 years.

11. EMPLOYEE BENEFIT PLAN

    The Company sponsors incentive savings plans covering substantially all of the employees of the Company and its subsidiaries which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under these plans, employees with one year of service with the Company are eligible to participate.

    In November 2001, the Company suspended its policy of matching employee contributions. Prior to that date, the Company contributed an amount equal to 50% of employee contributions up to 3% of their base compensation. Matching contributions made by the Company were approximately $334,000, $331,000 and $311,000 in the year ended December 31, 2001, the nine months ended December 31, 2000 and in the fiscal year ended March 31, 2000, respectively.

12. MAJOR CUSTOMERS

    The Company is not dependent on any one customer, and the contract revenue earned from each customer varies from year to year based on the contracts awarded. Contract revenue earned comprising 10% or more of the Company's total contract revenue earned for the year ended December 31, 2001, the nine months ended December 31, 2000 and for the fiscal year ended March 31, 2000 is summarized as follows (in thousands):

                                              NINE MONTHS         YEAR
                            YEAR ENDED           ENDED           ENDED
                            DECEMBER 31       DECEMBER 31       MARCH 31
                                2001             2000             2000
                            -----------------------------------------------

           Customer A       $   15,858        $    6,617      $    8,425
           Customer B                -             6,435               -
           Customer C                -                 -          10,440

13. INTERNATIONAL SALES

    The Company fabricates structures and equipment for use worldwide by U.S. customers operating abroad and by foreign customers. During the year ended December 31, 2001, the nine months ended December 31, 2000 and the fiscal year ended March 31, 2000, 21%, 22% and 62%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the U.S. Gulf of Mexico. The following table summarizes the Company's revenue by location for the year ended December 31, 2001, the nine months ended December 31, 2000 and for the fiscal years ended March 31, 2000 (in thousands):

                                                           NINE MONTHS
                                          YEAR ENDED          ENDED          YEAR ENDED
                                         DECEMBER 31       DECEMBER 31        MARCH 31
                                             2000             2000              2000
                                       --------------------------------------------------
           Location:
             U.S. Gulf of Mexico         $   64,235        $   47,205       $   28,109
              International:
                Europe                          508             4,143                -
                Africa                        5,767             1,023           22,417
                Caribbean Sea                     -                 -           10,527
                Central America                 696                 -            7,226
                South America                   981                 -                -
                Other                         9,546             8,443            4,845
                                       --------------------------------------------------
             Total International             17,498            13,609           45,015
                                       --------------------------------------------------
           Total                         $   81,733        $   60,814       $   73,124
                                       ==================================================

14. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

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

15. COMMITMENTS AND CONTINGENCIES

    The Company is party to legal proceedings arising in the normal course of business. It is the opinion of management that, except as set forth below, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations, individually or in the aggregate.

    A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. If these lawsuits collectively are prosecuted to conclusion and the Company is unable to pay any judgments rendered against it, the Company will be in default of the Credit Agreement. Substantially all of the Company's assets secure its obligations under the Credit Agreement.

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

    A summary of quarterly results of operations for the year ended December 31, 2001 and for the nine months ended December 31, 2000 were as follows (in thousands, except per share data):

                                                 MARCH 31,        JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
                                                    2001            2001               2001              2001
                                                -----------------------------------------------------------------

           Revenue                                $ 21,703      $    22,861            $19,957       $   17,212
           Gross profit (loss)                         128            1,735              1,560             (934)
           Net loss                                 (1,603)            (591)           (23,034)          (4,053)
           Basic and diluted loss per share          (0.20)           (0.07)             (2.83)           (0.50)


                                                  JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                    2000            2000              2000
                                                -------------------------------------------------

           Revenue                                $ 20,232          $22,673            $17,480
           Gross profit (loss)                       2,012              227             (5,241)
           Net loss                                   (236)          (1,873)            (5,157)
           Basic and diluted loss per share
                                                     (0.03)           (0.27)             (0.63)

Pretax results for the quarter ended December 31, 2001 include:
           o     Loss on the completion of the OBI contracts in progress of
                  $2,039,000
           o Recovery of $1,680,000 on an account receivable which had been written off in the September 2001 quarter
Pretax results for the quarter ended September 30, 2001 include:
           o The recognition of impairment losses on goodwill recorded in the acquisitions of PIM, Allen Process Systems, Ltd. and OBI totaling $14,786,000
           o     An increase to the provision for uncollectible accounts of
                 $1,643,000
           o Losses on the disposal of equipment and closure of the OBI facility, and on estimated contract losses related to OBI contracts in progress of $2,834,000
Pretax results for the quarter ended March 31, 2001 include:
           o Losses for contract cost estimates in excess of estimated revenue of $1,100,000 Pretax results for the quarter ended December 31, 2000 include:
           o Losses for contract cost estimates in excess of estimated revenue of $4,000,000 o Loss on the write off of a disputed contract billing of $490,000
           o     An increase to the provision for uncollectible accounts of
                 $435,000
Pretax results for the quarter ended September 30, 2000 include:
           o Losses for contract cost estimates in excess of estimated revenue of $479,000
           o A provision of $235,000 to reserve a receivable from a customer in Chapter 7 bankruptcy

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                                              UNIFAB International, Inc.
                                                              (Registrant)

                                                              By:            /s/ Jerome E. Chojnacki
                                                                   --------------------------------------------
                                                                                 Jerome E. Chojnacki
                                                                       President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE AND DATE                                                   TITLE
           ------------------                                                   -----

         /s/ Jerome E. Chojnacki       April 15, 2002         Chairman of the Board, President and
-----------------------------------------------------            Chief Executive Officer (Principal Executive
             Jerome E. Chojnacki                                 Officer)

           /s/ Peter J. Roman          April 15, 2002         Vice President and Chief Financial Officer
-----------------------------------------------------            (Principal Financial and Accounting Officer)
               Peter J. Roman

          /s/ Dailey J. Berard         April 15, 2002         Director
-----------------------------------------------------
              Dailey J. Berard

        /s/ Charles E. Broussard       April 15, 2002         Director
-----------------------------------------------------
            Charles E. Broussard

            /s/ Perry Segura           April 15, 2002         Director
-----------------------------------------------------
                Perry Segura

           /s/ George C. Yax           April 15, 2002         Director
-----------------------------------------------------
               George C. Yax

                           UNIFAB INTERNATIONAL, INC.

                                  EXHIBIT INDEX

Exhibit
Number                           Description of Exhibits
------                           -----------------------
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

 10.2     The Company's Long-Term Incentive Plan * (Function)

 10.3 Form of Stock Option Agreement under the Company's Long-Term Incentive Plan * (Function)

10.4 Form of Employment Agreement between the Company and Dailey J. Berard *(Function)

10.5 Form of Consulting Agreement between the Company and Varix, Ltd., incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.f
10.6 Ground Lease Agreement dated as of September 1, 1998, between PIM, L.L.C. (now UNIFAB International West, L.L.C. and a subsidiary of the Company) and the Lake Charles Harbor & Terminal District **

10.7 Guaranty Agreement made as of September 1, 1998, by the Company in favor of the Lake Charles Harbor & Terminal District **

10.8 Development Agreement among PIM, L.L.C., the Company, the Lake Charles Harbor & Terminal District, and the Calcasieu Parish Police Jury **

10.9 Amended and Restated Credit Agreement dated as of October 19, 2000, among the Company, Bank One, Louisiana, N.A., IberiaBank, Regions Bank and Whitney National Bank**
10.10 Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of March 5, 2002, among the Company, Bank One, N.A., IberiaBank, Regions Bank and Whitney National Bank, incorporated herein by reference to the Company's Current Report on Form 8-K dated March 5, 2002 and filed with the Securities and Exchange Commission on March 12, 2002
21.1      Subsidiaries of the Company

23.1      Consent of Ernst & Young LLP

          ----------------------------

          * Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 18, 1997, as amended (Registration
               No. 333-31609).

          ** Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 26, 2000, as amended (Registration
               No. 333-48710).

          F    Management Contract or Compensatory Plan.