Form 10-Q
period 2002-03-31
UNIFAB INTERNATIONAL INC
filed 2002-05-20
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2002
                                 --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From              to
                                          --------------  --------------


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Louisiana                                        72-1382998
--------------------------------------             -----------------------------
   (State or other jurisdiction or                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


          5007 Port Road
          New Iberia, LA                                        70560
--------------------------------------             -----------------------------
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

Common Stock, $0.01 Par Value ---- 8,189,972 shares outstanding as of May 17, 2002.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -- March 31, 2002 and
                December 31, 2001.........................................   1

             Condensed Consolidated Statements of Operations -- Three
                Months Ended March 31, 2002 and 2001......................   2

             Condensed Consolidated Statements of Cash Flows -- Three
                Months Ended March 31, 2002 and 2001......................   3

             Notes to Condensed Consolidated Financial Statements --
                March 31, 2002............................................   4


   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   6

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk.......   8

PART II.  OTHER INFORMATION


   Item 5.   Other Information............................................   9

   Item 6.   Exhibits and Reports on Form 8-K.............................   9

                                                   UNIFAB INTERNATIONAL, INC.

                                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             ASSETS


                                                                                               MARCH 31         DECEMBER 31
                                                                                                 2002               2001
                                                                                            --------------     -------------
                                                                                              (UNAUDITED)
                                                                                                       (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $    1,110        $      754
  Accounts receivable, net of allowance for doubtful accounts
      of $534 and  $528, respectively                                                              9,991            15,362
  Costs and estimated earnings in excess of billings on uncompleted contracts                      2,477             5,769
  Income tax receivable                                                                            2,803             4,112
  Prepaid expenses and other assets                                                                2,339             2,442
                                                                                              ----------        ----------
Total current assets                                                                              18,720            28,439

Property, plant and equipment, net                                                                33,489            34,125
Goodwill, net                                                                                        260               260
Deferred income taxes                                                                               --                --
Other assets                                                                                         412               383
                                                                                              ----------        ----------
Total assets                                                                                  $   52,881        $   63,207
                                                                                              ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                            $   10,882        $   15,123
  Billings in excess of costs and estimated earnings on uncompleted contracts                        924             1,343
  Accrued liabilities                                                                              2,880             4,240
  Notes payable                                                                                   21,223            23,246
                                                                                              ----------        ----------
Total current liabilities                                                                         35,909            43,952

Deferred income taxes                                                                                 --                --
Noncurrent notes payable                                                                              --               122

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,  8,189,972 and 8,189,972
   shares outstanding                                                                                 82                82
  Additional paid-in capital                                                                      46,830            46,830
  Retained earnings (accumulated deficit)                                                        (29,837)          (27,695)
  Currency translation adjustment                                                                   (103)              (84)
                                                                                              ----------        ----------
Total shareholders' equity                                                                        16,972            19,133
                                                                                              ----------        ----------
Total liabilities and shareholders' equity                                                    $   52,881        $   63,207
                                                                                              ==========        ==========

SEE ACCOMPANYING NOTES

                             UNIFAB INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                             THREE MONTHS ENDED MARCH 31
                                                 2002            2001
                                             ------------   -------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue.................................     $     9,856    $    21,703
Cost of revenue.........................           9,893         21,575
                                             -----------    -----------
Gross profit (loss).....................             (37)           128
Selling, general and administrative
  expense...............................           1,558          2,110
                                             -----------    -----------
Loss from operations....................          (1,595)        (1,982)
Other income (expense):
  Interest expense......................            (549)          (569)
  Interest income.......................               2              7
                                             -----------    -----------
Loss before income taxes.                         (2,142)        (2,544)
Provision for income tax (benefit)......               -           (941)
Net (loss)..............................     $    (2,142)   $    (1,603)
                                             ===========    ===========

Basic and diluted loss per share........     $     (0.26)   $     (0.20)
                                             ===========    ===========
Basic and diluted weighted average
  shares outstanding....................           8,190          8,132
                                             ===========    ===========


SEE ACCOMPANYING NOTES.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       ------------------------
                                                          2002          2001
                                                       ------------------------
                                                             (IN THOUSANDS)
Net cash provided by (used in) operating activities    $    2,425  $   (3,233)

Investing activities:
Purchases of equipment                                        (46)       (734)
                                                       ------------------------
                                                              (46)       (734)
Financing activities:
Net change in borrowings                                   (2,023)      3,062
                                                       ------------------------
                                                           (2,023)      3,062
                                                       ------------------------
Net change in cash and cash equivalents                       356        (905)
Cash and cash equivalents at beginning of period              754       1,004
                                                       ------------------------
Cash and cash equivalents at end of period             $    1,110  $       99
                                                       ========================


SEE ACCOMPANYING NOTES.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. Through a wholly-owned subsidiary, Oil Barges, Inc., the Company designs and fabricates drilling rigs, including first of a kind barges using proprietary designs. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly-owned subsidiary, UNIFAB International West, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs and industrial maintenance services primarily for the petrochemical industry. Through a wholly-owned subsidiary, Allen Process Systems, Ltd., headquartered in London, England, the Company provides engineering and project management services primarily in Europe and the Middle East and the Far East.

      The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 2002, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

3.    GOING CONCERN ASSUMPTION AND WORKING CAPITAL DEFICIT

      Throughout 2001 and during the first quarter of 2002, the Company's results of operations and financial condition deteriorated dramatically. In significant ways, the Company's declining financial condition impacted its ability to compete for contracts and labor, two important factors in the Company's historic profitability. Oil and gas prices have declined recently and drilling activity has significantly declined in the Company's primary market, the Gulf of Mexico. The Company does not expect recovery of fabrication prices or substantial increases in fabrication projects in the near future. As more fully described in Note 4, at March 31, 2002, the Company was in default of the financial covenants of the Company's Secured Senior Credit Facility as amended by the Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amended Credit Agreement"). As a result of being in default, the Company has a working capital deficit of $17,189,000 caused by the reclassification to current liabilities of $20,652,000 outstanding under the Amended Credit Agreement. The Amended Credit Agreement also requires a $6.1 million principal payment by June 30, 2002 to reduce the outstanding amounts under the Amended Credit Agreement. The Company does not currently have the ability to make this payment. If the Company is unable to make the payment by June 30, 2002, the Company will be in default under the terms of the Amended Credit Agreement and the secured creditor will be able to seek remedies under the terms of the Amended Credit Agreement, including demanding payment on the entire balance outstanding under the Amended Credit Agreement.

      On April 26, 2002, the Company and Midland Fabricators and Process Systems, L.L.C. ("Midland") jointly announced the execution of an agreement (the "Midland Agreement") whereby Midland may, subject to certain conditions, acquire a controlling interest in the Company. Under the Midland Agreement, shareholders of the Company will retain a 10% ownership interest in the Company and will be offered the right to purchase an additional 15% of the Company at a price that was below the closing sale price of the Company's Common Stock on April 26, 2002. Consummation of the proposed transaction between the Company and Midland is subject to various conditions. If the Company and Midland are unable to meet those conditions, then the Company and Midland may be unable to consummate the proposed transaction. Management is developing plans to seek additional capital to meet the terms of the Amended Credit Agreement, including equity capital, new debt financing or liquidation of operating assets or subsidiaries. If the Company is unsuccessful in its efforts to renegotiate or replace the Amended Credit Agreement, raise additional capital and return to profitability, it may not be able to meet its obligations under the Amended Credit Agreement. The Company must experience a marked improvement in 2002 in order to remain a going concern and meet its obligations in the ordinary course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.    CREDIT FACILITY

      AMENDED AND RESTATED CREDIT AGREEMENT. On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). At March 31, 2002, the Company had $21.6 million outstanding under the Credit Agreement, of which $1.0 million was for letters of credit. During the three months ended March 31, 2002, the Company decreased the outstanding balance under the Credit Agreement from $23.8 million to $21.6 million. The Credit Agreement is secured by substantially all of the assets of the Company and provides borrowings subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.2 million at March 31, 2002) plus 80% of eligible accounts receivable (approximately $4.3 million at March 31, 2002). At March 31, 2002, borrowings under the Credit Agreement exceeded the borrowing base limit by $2.3 million. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $140,000 per month, based on amounts outstanding under the Credit Agreement which bear interest at the prime lending rate plus 3% (7.75% at March 31, 2002). The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement.

      The Company was not in compliance with the terms of the Credit Agreement as of March 31, 2002, in the following particulars: tangible net worth was not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the three month period ended March 31, 2002 were not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the three month period ended March 31, 2002 were not sufficient to meet the ratio to fixed charges; the current ratio was not sufficient to meet the minimum current ratio; and the cumulative net loss before taxes for the three month period ended March 31, 2002 exceeded the maximum cumulative net loss before taxes allowed under the Credit Agreement. The maturity date of the Credit Agreement is January 31, 2003. If the Company has not replaced the Credit Agreement by January 31, 2003, or if the maturity date is accelerated due to non performance under the terms of the Amendment, the Company will be required to pay $450,000 to the secured creditor. The Amendment requires the Company to make scheduled reductions totaling $8.0 million, $1.9 million of which was paid concurrent with the execution of the Amendment on March 5, 2002, and the remaining $6.1 million is due on June 30, 2002. In the event the Company is unable to make the $6.1 million payment by June 30, 2002, the Company will be required to pay up to $825,000 in accrued penalties to the secured creditor. The Amendment allows the Company to exceed the borrowing base limit up to $3.5 million until June 30, 2002, and limits the Company to the borrowing base limit beginning June 30, 2002. The Amendment requires the Company to diligently market for sale the Company's deep water facility in Lake Charles, Louisiana. However, because the Amendment requires a substantial repayment by June 30, 2002, and the Company currently does not have the resources to make such a payment, there is a substantial risk that the Company will be unable to maintain compliance with its obligations to its secured creditor or meet its obligations in the ordinary course of business. The Amendment provides for additional borrowings under certain conditions, mainly through the sale of assets or subsidiaries.

      Under the terms of the Midland Agreement, the Company consented to an assignment of the Amended Credit Agreement from the Bank Group to Midland. As a condition to the Company's consent, Midland entered into an agreement with the Company in which Midland agreed to convert $10 million of the outstanding principal amount under the Amended Credit Agreement into 90% of the Company's common stock if certain conditions are met. The Company is working with Midland to attempt to meet those conditions, but there can be no assurance that the Company and Midland will be successful. If the Company and Midland are unable to meet such conditions by August 31, 2002, then Midland has indicated that it will force the Company to seek bankruptcy protection.

4.    INCOME TAXES

      The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. As of March 31, 2002, the Company has recorded deferred tax assets of $14.3 million, including $11.1 million related to net operating loss carryforwards that expire in years 2020 through 2022. The Company has recorded a valuation allowance to offset the deferred tax asset related to the operating loss carryforwards which exceeds net deferred tax liabilities. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years the valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at March 31, 2002, amounting to $4.7 million, are realizable. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

RESULTS OF OPERATIONS

      Revenue for the three months ended March 31, 2002 decreased 55% to $9.9 million from $21.7 million for the three months ended March 31, 2001. This decrease is primarily due to reduced revenue on barge repair and shipbuilding activities resulting from the closure of the Company's OBI facilities at the Port of Iberia, and revenue levels approximately half of those in the same quarter last year for the Company's structural fabrication, process system design and fabrication and international project management and design services. These reduced levels were the result of lower activity in these markets in the March 2002 quarter compared to the March 2001 quarter. Also, the Company experienced reduced opportunities to bid on projects and was eliminated from bidding on various projects as a result of the substantial deterioration of the Company's financial condition and results of operations experienced during the 2001 fiscal year. Further, the Company was unable to post sufficient collateral to secure performance bonds and as a result was unable to qualify to bid on various contracts. At March 31, 2002, backlog was approximately $10.0 million, which is less than one-third the backlog at March 31, 2001.

      Total direct labor hours worked decreased 50% from the levels experienced in the same period last year. Direct labor hours worked by the Company's structural fabrication and process system design and fabrication facilities decreased by nearly 50% from the same period last year. Direct labor hours at the Company's drilling rig fabrication facilities were eliminated with the closure of that facility.

      Cost of revenue was $9.9 million for the three months ended March 31, 2002 compared to $21.6 million for the same period last year. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs increased in the March quarter as a percentage of revenue to 100.3% from 99.4% in 2001. This increase in costs as a percentage of revenue reflects the severe decrease in revenue and activity, which did not allow the Company to recover fixed costs related to process system design and fabrication or the costs related to the deep water fabrication facility in Lake Charles. The Company is actively seeking alternative sources of capital to sustain the development and operations of the facility in Lake Charles, including partnering with a financially viable entity, obtaining separate capital financing for the facility and other capital raising methods. In the event these methods are unsuccessful, the Company may sell the facility. If the facility is sold, it is likely the Company would not fully recover the cost of construction of the facility and would record a loss on the sale that would be material to the operating results of the Company. Cost of sales for the March 2001 quarter included a $1.1 million contract loss reserve on the new build liftboat then under construction at the OBI yard and which was delivered in January 2002.

      Gross profit (loss) for the three months ended March 31, 2002 decreased to a loss of $37,000 from a profit of $128,000 for the same period last year. The decrease in gross profit is primarily due costs in excess of revenue for the Company's process system design and fabrication services and at the Company's deep water facility in Lake Charles, Louisiana which was offset in part by a $1.1 million contract loss reserve recorded in the March quarter last year. Additionally, decreased man hour levels in the March 2002 quarter compared to the same quarter last year at the Company facilities caused hourly fixed overhead rates to increase and resulted in increased costs relative to revenue.

      The selling, general and administrative expense was $1.6 million in the three months ended March 31, 2002 compared to $2.1 million in the corresponding period in 2001. The Company's selling, general and administrative expense as a percentage of revenue increased to 16% in the three months ended March 31, 2002 from 9.7% in the three months ended March 31, 2001 due mainly to significantly lower revenue in the March 2002 quarter compared to the same quarter in 2001. The Company reduced selling, general and administrative costs at its facilities by closing its drilling rig repair facility in New Iberia and by reducing activity and overhead at its facility in Lake Charles, Louisiana.

      Funds drawn on the Company's credit facility and the interest rates charged for those funds where approximately the same in the March 2002 quarter as they were in the March 2001 quarter. As a result, interest expense for the three months ended March 31, 2002 was approximately equal to interest expense in the three months ended March 31, 2001.

      No net income tax benefit was recognized in the three months ended March 31, 2002 compared to an income tax benefit of $948,000 in the three months ended March 31, 2001 The Company has recorded a valuation allowance to offset the deferred tax asset related to the operating loss generated in the quarter which exceeds net deferred tax liabilities. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years and revised its judgment about the realization of deferred tax assets. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at March 31, 2002 are realizable. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the three months ended March 31, 2002, the Company's available funds and cash generated from operating activities together funded cash used in financing and in investing activities of $2.1 million.

      On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). At March 31, 2002, the Company had $21.6 million outstanding under the Credit Agreement, of which $1.0 million was for letters of credit. During the three months ended March 31, 2002, the Company decreased the outstanding balance under the Credit Agreement from $23.8 million to $21.6 million. The Credit Agreement is secured by substantially all of the assets of the Company and provides borrowings subject to certain borrowing base limitations based on 50% of the appraised value of fixed assets (approximately $14.2 million at March 31, 2002) plus 80% of eligible accounts receivable (approximately $4.3 million at March 31, 2002). At March 31, 2002, borrowings under the Credit Agreement exceeded the borrowing base limit by $2.3 million. The Credit Agreement requires the Company to make monthly interest payments, currently approximately $140,000 per month, based on amounts outstanding under the Credit Agreement which bear interest at the prime lending rate plus 3% (7.75% at March 31, 2002). The variable fee range for issued letters of credit is 1.25% to 2.75% per annum on the principal amount of letters of credit issued for performance or payment, or 2% to 4% per annum on the principal amount if the letter of credit is a financial letter of credit. The unused commitment fee range is 1/4% to 1% per annum. The letter of credit fees and unused commitment fees are variable based on the funded indebtedness to EBITDA ratio as defined in the Credit Agreement.

      The Company was not in compliance with the terms of the Credit Agreement as of March 31, 2002, in the following particulars: tangible net worth was not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the three month period ended March 31, 2002 were not sufficient to meet the ratio to funded indebtedness; adjusted earnings before taxes, depreciation and amortization for the three month period ended March 31, 2002 were not sufficient to meet the ratio to fixed charges; the current ratio was not sufficient to meet the minimum current ratio; and the cumulative net loss before taxes for the three month period ended March 31, 2002 exceeded the maximum cumulative net loss before taxes allowed under the Credit Agreement. The maturity date of the Credit Agreement is January 31,

2003. If the Company has not replaced the Credit Agreement by January 31, 2003, or if the maturity date is accelerated due to non performance under the terms of the Amendment, the Company will be required to pay $450,000 to the secured creditor. The Amendment requires the Company to make scheduled reductions totaling $8.0 million, $1.9 million of which was paid concurrent with the execution of the Amendment on March 5, 2002, and the remaining $6.1 million is due on June 30, 2002. In the event the Company is unable to make the $6.1 million payment by June 30, 2002, the Company will be required to pay up to $825,000 in accrued penalties to the secured creditor. The Amendment allows the Company to exceed the borrowing base limit up to $3.5 million until June 30, 2002, and limits the Company to the borrowing base limit beginning June 30, 2002. The Amendment requires the Company to diligently market for sale the Company's deep water facility in Lake Charles, Louisiana. However, because the Amendment requires a substantial repayment by June 30, 2002, and the Company currently does not have the resources to make such a payment, there is a substantial risk that the Company will be unable to maintain compliance with its obligations to its secured creditor or meet its obligations in the ordinary course of business. The Amendment provides for additional borrowings under certain conditions, mainly through the sale of assets or subsidiaries.

      Under the terms of the Midland Agreement, the Company consented to an assignment of the Amended Credit Agreement from the Bank Group to Midland. As a condition to the Company's consent, Midland entered into an agreement with the Company in which Midland agreed to convert $10 million of the outstanding principal amount under the Credit Agreement into 90% of the Company's common stock if certain conditions are met. The Company is working with Midland to attempt to meet those conditions, but there can be no assurance that the Company and Midland will be successful. If the Company and Midland are unable to meet such conditions by August 31, 2002, then Midland has indicated that it will force the Company to seek bankruptcy protection.

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

      The Company's customers are principally major and large independent oil and gas companies and drilling companies. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. Reserves for uncollectible accounts receivable are evaluated periodically against specific accounts that are known to be uncollectible. Increases in the reserves for uncollectible accounts are charged to operating results in the period they are identified. Receivables are generally not collateralized. Significant adverse changes in the economic environment of the oil and gas industry could result in materially lower collectibility of recorded receivables and could require a charge for uncollectible accounts in the future.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

      Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include the risks described immediately below and elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's Form 10-K for the period ended December 31, 2001. Refer to Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Credit Agreement. No other material changes have occurred since December 31, 2001.

      PART II

ITEM 5. OTHER INFORMATION

      On April 26, 2002 the Company announced the execution of an agreement with Midland Fabricators and Process Systems, L.L.C. The press release making this announcement is attached hereto as Exhibit 99.1.

      On May 20, 2002 the Company announced operating results and related matters for the first quarter ending March 31, 2002. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit
                  Number         Description
                  -------        -----------

                    99.1 Press release issued by the Company on April 26, 2002 announcing the execution of an agreement with Midland Fabricators and Process Systems, L.L.C.

                    99.2 Press release issued by the Company on May 20, 2002 announcing its operating results and related matters for the first quarter ending March 31, 2002.

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

                                              UNIFAB International, Inc.
                                     -------------------------------------------


Date    May 20, 2001                /s/     Peter J. Roman
     --------------------           --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)