Form 10-Q
period 2002-06-30
UNIFAB INTERNATIONAL INC
filed 2002-08-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended JUNE 30, 2002

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the
Transition Period From                            to
                       --------------------------    ---------------------------

Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                             72-1382998
----------------------------------------                    --------------------
 (State or other jurisdiction or                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


           5007 Port Road
            New Iberia, LA                                            70560
-----------------------------------------                         --------------
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

Common Stock, $0.01 Par Value ---- 8,189,972 shares outstanding as of August 12, 2002.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                           PAGE
     Item 1.   Financial Statements

               Condensed  Consolidated  Balance Sheets-- June 30, 2002 and
                December 31, 2001............................................................ 1

               Condensed Consolidated Statements of Operations -- Three Months
                Ended June 30, 2002 and 2001; Six Months Ended June 30, 2002
                and 2001..................................................................... 2

               Condensed Consolidated  Statements of Cash Flows-- Six Months Ended June 30,
                2002 and 2001................................................................ 3

               Notes to Condensed Consolidated Financial Statements-- June 30,
                2002......................................................................... 4


     Item 2.   Management's  Discussion and Analysis of Financial Condition and
                Results of Operations........................................................ 6

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk........................ 8

PART II.    OTHER INFORMATION


     Item 5.   Other Information............................................................. 9

     Item 6.   Exhibits and Reports on Form 8-K.............................................. 9

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                  JUNE 30        DECEMBER 31
                                                                                                   2002             2001
                                                                                                -----------      -----------
                                                                                                (UNAUDITED)
                                                                                                       (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $    636        $    754
  Accounts receivable, net of allowance for doubtful accounts
      of $896 and  $528, respectively                                                                7,886          15,362
  Costs and estimated earnings in excess of billings on uncompleted contracts                        2,590           5,769
  Income tax receivable                                                                              2,756           4,112
  Prepaid expenses and other assets                                                                  2,804           2,442
                                                                                                  --------        --------
Total current assets                                                                                16,672          28,439

Property, plant and equipment, net                                                                  31,808          34,125
Goodwill, net                                                                                          260             260
Other assets                                                                                           787             383
                                                                                                  --------        --------
Total assets                                                                                      $ 49,527        $ 63,207
                                                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                                $ 10,016        $ 15,123
  Billings in excess of costs and estimated earnings on uncompleted contracts                            5           1,343
  Accrued liabilities                                                                                3,012           4,240
  Notes payable                                                                                     22,958          23,246
                                                                                                  --------        --------
Total current liabilities                                                                           35,991          43,952

Noncurrent notes payable                                                                                --             122

Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares authorized,  8,189,972 and 8,189,972
   shares outstanding                                                                                   82              82
  Additional paid-in capital                                                                        46,830          46,830
  Retained earnings (accumulated deficit)                                                          (33,286)        (27,695)
  Currency translation adjustment                                                                      (90)            (84)
                                                                                                  --------        --------
Total shareholders' equity                                                                          13,536          19,133
                                                                                                  --------        --------
Total liabilities and shareholders' equity                                                        $ 49,527        $ 63,207
                                                                                                  ========        ========


SEE ACCOMPANYING NOTES

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30        SIX  MONTHS ENDED JUNE 30
                                                        --------------------------        -------------------------
                                                            2002           2001            2002             2001
                                                        -----------       --------        --------         --------
                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenue ...........................................       $  8,379       $ 22,861         $ 18,235         $ 44,564
Cost of revenue ...................................          9,409         21,126           19,302           42,701
                                                          --------       --------         --------         --------

Gross profit (loss) ...............................         (1,030)         1,735           (1,067)           1,863
Selling, general and administrative
  Expense .........................................          1,688          1,940              ___            3,246
                                                          --------       --------         --------         --------
Income (loss) from operations .....................         (2,718)          (205)          (4,313)          (2,187)
Other income (expense):
  Net loss on disposal of assets ..................           (351)            --             (351)              --
  Interest expense ................................           (381)          (704)            (930)          (1,273)
  Interest income .................................             --              2                2                9
                                                          --------       --------         --------         --------
Loss before income taxes ..........................       $ (3,450)          (907)          (5,592)          (3,451)
 Income tax benefit ...............................             --           (316)              --           (1,258)
                                                          --------       --------         --------         --------
 Net loss .........................................       $  (3,45)      $   (591)          (5,592)        $ (2,193)
                                                          ========       ========         ========         ========

Basic and diluted loss per share ..................       $  (0.42)      $  (0.07)        $ (0..68)        $  (0.27)
                                                          ========       ========         ========         ========
Basic and diluted weighted average shares
  outstanding .....................................          8,190          8,132            8,190            8,132
                                                          ========       ========         ========         ========




SEE ACCOMPANYING NOTES.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                       --------------------------
                                                                           2002          2001
                                                                       --------------------------
                                                                             (IN THOUSANDS)
Net cash provided by (used in) operating activities                    $    267      $  (1,734)

Investing activities:
Proceeds from sale of equipment                                             130             27
Purchases of equipment                                                     (105)        (2,128)
                                                                       --------------------------
                                                                             25         (2,101)
Financing activities:
Net change in revolver                                                   (2,017)         3,035
Payments on notes payable                                                  (407)             -
Loans from Midland                                                        2,014              -
                                                                       --------------------------
                                                                           (410)         3,035
                                                                       --------------------------
Net change in cash and cash equivalents                                    (118)          (800)
Cash and cash equivalents at beginning of period                            754          1,004
                                                                       --------------------------
Cash and cash equivalents at end of period                             $    636      $     204
                                                                       ==========================


SEE ACCOMPANYING NOTES.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

      The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 2002, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, loss on transfer of assets and termination of operating leases on idle facilities, write off of inventory, and reserves for disputed contracts considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

3.    SUBSEQUENT EVENT

      On August 13, 2002 the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $22.8 million outstanding under the Company's Senior Secured Credit Agreement for 738 shares of preferred stock and a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $12.8 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $0.35 per share. Midland's preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock. The financial statements at June 30, 2002 do not reflect this transaction, which will, among other things reclassify the amounts outstanding under the Senior Secured Credit Agreement to noncurrent. The Company intends to file shortly a complete description of the transaction with Midland in a current report on Form 8-K, which will include pro forma financial statements giving effect to the terms of the Midland transaction.

4.    GOING CONCERN ASSUMPTION AND WORKING CAPITAL DEFICIT

      Throughout 2001 and during the first six months of 2002, the Company's results of operations and financial condition deteriorated dramatically. In significant ways, the Company's declining financial condition impacted its ability to compete for contracts and labor, two important factors in the Company's historic profitability. Oil and gas prices have declined recently and drilling activity has significantly declined in the Company's primary market, the Gulf of Mexico. The Company does not expect recovery of fabrication prices or substantial increases in fabrication projects in the near future. As more fully described in Note 5, at June 30, 2002, the Company was in default of the financial covenants of the Company's Secured Senior Credit Facility as amended by the Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amended Credit Agreement"). As a result of being in default, the Company has a working capital deficit of $19,319,000 caused by the reclassification to current liabilities of $22,667,000 outstanding under the Amended Credit Agreement. The Amended Credit Agreement also required a $6.1 million principal payment by June 30, 2002 to reduce the outstanding amounts under the Amended Credit Agreement. The Company was not able to make this payment which resulted in a default under the terms of the Amended Credit Agreement. At June 30, 2002, the Company was unable to pay its current obligations to unsecured creditors when due. On that date, various vendors and other unsecured creditor of the company had either taken legal action to collect amounts due from the Company, or were threatening to do so. The Company expects that the closing of the Midland transaction on August 13, 2002 will cause a marked improvement in the Company's financial condition.

5.    CREDIT FACILITY

      AMENDED AND RESTATED CREDIT AGREEMENT. On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 explained, in detail, the terms of the Amendment and the Company's failure, at that time, to be in compliance with the terms of the Credit Agreement. At June 30, 2002, the Company had $22.7 million outstanding under the Credit Agreement, of which $1.0 million was for letters of credit. At June 30, 2002, the Company was not in compliance with numerous provisions of the Credit Agreement, including the failure to meet important business ratios required to be maintained under the Credit Agreement and including the failure to make required financial payments under the Credit Agreement. On August 13, 2002, the Company closed the Midland transaction and, in connection therewith, the terms of the Credit Agreement were substantially modified. As will be explained in greater detail in a current report on Form 8-K that the Company will file during August 2002, the Credit Agreement has been modified to extend the payment due dates of all debts due thereunder to begin on August 13, 2005, and Midland has waived all existing defaults of all covenants under the Credit Agreement.

6.    INCOME TAXES

      The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. As of June 30, 2002, the Company has recorded deferred tax assets of $14.3 million, including $11.1 million related to net operating loss carryforwards that expire in years 2020 through 2022. In accordance with FAS 109, the Company considered that since it had a cumulative pre-tax loss for recent years it is more likely than not that a portion of the deferred tax assets will not be realized. The ability of the Company to utilize these net operating loss carryforwards is also limited on an annual basis because the transaction with Midland described above results in a change in control under the current tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the operating loss carryforwards which exceeds net deferred tax liabilities. The Company believes that the remaining deferred tax assets at June 30, 2002, amounting to $4.7 million, are realizable. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

SUBSEQUENT EVENT

      On August 13, 2002 the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $22.8 million outstanding under the Company's Senior Secured Credit Agreement for 738 shares of preferred stock and a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $12.8 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $0.35 per share. Midland's preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock. The financial statements at June 30, 2002 do not reflect this transaction, which will, among other things reclassify the amounts outstanding under the Senior Secured Credit Agreement to noncurrent. The Company intends to file shortly a complete description of the transaction with Midland in a current report on Form 8-K, which will include pro forma financial statements giving effect to the terms of the Midland transaction.

RESULTS OF OPERATIONS

      Revenue for the three months ended June 30, 2002 decreased 63% to $8.4 million from $22.9 million for the three months ended June 30, 2001. For the six-month periods ended June 30, 2002 and 2001, revenue was $18.2 million and $44.6 million, respectively, a decrease in the current period of 59%. This decrease is primarily due to reduced revenue on barge repair and shipbuilding activities resulting from the closure of the Company's OBI facilities at the Port of Iberia, and revenue levels approximately one third of those in the same period last year for the Company's structural fabrication, process system design and fabrication and international project management and design services. These reduced levels were the result of lower activity in these markets in the June 2002 period compared to the June 2001 period. Also, the Company experienced reduced opportunities to bid on projects and was eliminated from bidding on various projects as a result of the substantial deterioration of the Company's financial condition and results of operations experienced during the 2001 fiscal year. Further, the Company was unable to post sufficient collateral to secure performance bonds and as a result was unable to qualify to bid on various contracts. At June 30, 2002, backlog was approximately $7.2 million, which is approximately one-quarter the backlog at March 31, 2001.

      Total direct labor hours worked decreased 60% from the levels experienced in the same period last year. Direct labor hours worked by the Company's structural fabrication and process system design and fabrication facilities decreased by nearly 56% from the same period last year. Direct labor hours at the Company's drilling rig fabrication facilities were eliminated with the closure of that facility.

      Cost of revenue was $9.4 million for the three months ended June 30, 2002 compared to $21.1million for the same period last year. For the six-month periods ended June 30, 2002 and 2001, cost of sales was $19.3 million and $42.7 million, respectively. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). This increase in costs as a percentage of revenue reflects an adjustment of $550,000 recorded in the June 2002 quarter related to disputes on several contracts. The Company recorded valuation reserves totaling $407,000 mainly on waste water process equipment manufactured by the Environmental division, steel inventory used to manufacture drilling rig derricks, and small parts inventory. The Company has ceased environmental operations and drilling rig derrick fabrication operations and is proceeding to sell the related equipment and inventory on hand. The Company also recorded an impairment charge of $252,000 on assets formerly used at the OBI facility which have no remaining utility to the Company.

Additionally, the severe decrease in revenue and activity, which did not allow the Company to recover fixed costs related to process system design and fabrication or the costs related to the deep water fabrication facility in Lake Charles. The Company is actively seeking alternative sources of capital to sustain the development and operations of the facility in Lake Charles, including partnering with a financially viable entity, obtaining separate capital financing for the facility and other capital raising methods. In the event these methods are unsuccessful, the Company may sell the facility. If the facility is sold, it is likely the Company would not fully recover the cost of construction of the facility and would record a loss on the sale that would be material to the operating results of the Company.

      Gross profit (loss) for the three months ended June 30, 2002 decreased to a loss of $1.0 million from a profit of $1.7 million for the same period last year. In the six-month periods ended June 30, 2002 gross profit (loss) decreased to a loss of $1.1 million from a profit of $1.9 million in the six-month period ended June 30, 2001. The decrease in gross profit is primarily due costs in excess of revenue for the Company's process system design and fabrication services and at the Company's deep water facility in Lake Charles, Louisiana and adjustments of $550,000 related to disputes on several contracts, $407,000 related to valuation reserves on inventory, and $252,000 related to a charge for asset impairment. The effects of theseadjustments was offset in part by a $1.1 million contract loss reserve recorded in the March quarter last year. Additionally, decreased man hour levels in the quarter and six-month periods ended June 30, 2002 2002 compared to the same periods last year at the Company facilities caused hourly fixed overhead rates to increase and resulted in increased costs relative to revenue.

      Selling, general and administrative expense decreased to $1.7 million in the three months ended June 30, 2002 compared to $1.9 million in the three months ended June 30, 2001, and decreased to $3.2 million in the six-month period ended June 30, 2002 compared to $4.1 million in the corresponding six-month period in 2001. Included the June 2002 period expense of $150,000 related to the termination and settlement of the employment contracts of two former executive officers of the Company. The Company's selling, general and administrative expense as a percentage of revenue increased to 20% in the three months ended June 30, 2002 from 8% in the same period last year, and to 18% in the six month period ended June 30, 2001 from 9% in the same period last year.

      Included in Other income (expense) is a loss of $477,000 related to the transfer of ownership of the buildings and other leasehold improvements on the Company's drilling rig repair facilities at the Port of Iberia in exchange for termination of the leases and cancellation of all amounts owed under those leases. During the June 2002 quarter, the Company sold the industrial maintenance business and related assets and recorded a gain of $126,000 on the sale.

      Interest expense for the three and six month periods ended June 30, 2002 were lower than the same period in 2001 due to reduced effective interest rates in the June 2002 quarter.

      No net income tax benefit was recognized in the three and six month periods ended June 30, 2002 compared to an income tax benefit of $316,000 in the three months ended June 30, 2001 and $1,258,000 in the six months ended June 30, 2002. The Company has recorded a valuation allowance to offset the deferred tax asset related to the operating loss generated in the quarter which exceeds net deferred tax liabilities. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years and revised its judgment about the realization of deferred tax assets. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at June 30, 2002 are realizable. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the six months ended June 30, 2002, the Company's available funds and cash generated from operations of $267,000 and investment activities of $25,000 together funded cash used in financing activities of $410,000.

      On March 5, 2002, the Company entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the "Amendment"). The Senior Secured Credit Agreement was originally entered into on November 30, 1999, and was amended and restated October 19, 2000 with the same syndicate of commercial banks led by Bank One, Louisiana, N.A., as agent (the "Credit Agreement"). The Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 explained, in detail, the terms of the Amendment and the Company's failure, at that time, to be in compliance with the terms of the Credit Agreement. At June 30, 2002, the Company had $22.7 million outstanding under the Credit Agreement, of which $1.0 million was for letters of credit. At June 30, 2002, the Company was not in compliance with numerous provisions of the Credit Agreement, including the failure to meet important business ratios required to be maintained under the Credit Agreement and including the failure to make required financial payments under the Credit Agreement. On August 13, 2002, the Company closed the Midland transaction and, in connection therewith, the terms of the Credit Agreement were substantially modified. As will be explained in greater detail in a current report on Form 8-K that the Company will file during August 2002, the Credit Agreement has been modified to extend the payment due dates of all debts due thereunder to begin on August 13, 2005, and Midland has waived all existing defaults of all covenants under the Credit Agreement.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include the risks, contingencies and uncertainties described immediately below and the following risks:

      o     general economic and business conditions and industry trends;
      o     the continued strength of the industries in which we are involved;
      o decisions about offshore developments to be made by oil and gas companies;
      o     the highly competitive nature of our businesses;
      o our future financial performance, including availability, terms and deployment of capital;
      o     the continued availability of qualified personnel;
      o changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;
      o     changes in existing environmental regulatory matters;
      o     rapid technological changes;
      o     realization of deferred tax assets;
      o consequences of significant changes in interest rates and currency exchange rates;
      o difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
      o social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East;
      o     effects of asserted and unasserted claims;
      o     our ability to obtain surety bonds and letters of credit; and
      o our ability to maintain builder's risk, liability and property insurance in amounts we consider adequate at rates that we consider economical, particularly after the impact on the insurance industry of the September 11, 2001 terrorist attacks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's Form 10-K for the period ended December 31, 2001. Refer to Note 4 to the Condensed Consolidated Financial Statements for a discussion of the Credit Agreement. No other material changes have occurred since December 31, 2001.

      PART II

ITEM 5. OTHER INFORMATION

      On June 10, 2002 the Company announced the transfer of its common stock listing to the NASDAQ SmallCap Market. The press release making this announcement is attached hereto as Exhibit 99.1.

      On August 2, 2002 the Company announced it had obtained a waiver allowing it to close the transaction with Midland Fabricators and Process Systems, LLC. The press release making this announcement is attached hereto as Exhibit 99.2.

     On August 5, 2002 the Company sent the following notice to all shareholders:

         In June 2002, Midland Fabricators and Process Systems, LLC acquired the debt that our company owed to our bank lenders. We announced Midland's acquisition of our bank debt in a press release on April 26, 2002, and in a filing with the Securities and Exchange Commission on May 13, 2002. Since that time, Midland has extended additional credit to our company in order to permit us to meet our payroll and other operating expenses. Today, our company owes Midland a total of $22.74 million.

         Midland is a company owned by William A. Hines and his family. Mr. Hines was a director of UNIFAB from 1998 until March 2001, and he owns 10,968 shares of our common stock. Mr. Hines has extensive experience in the oil field service industry, and currently owns a number of oil field service companies.

         During the second week of August, 2002, our company intends to issue 738 shares of our preferred stock to Midland in exchange for the cancellation of $10 million in outstanding debt. Simultaneously, Midland will exchange our remaining bank debt for a secured debenture in the approximate amount of $12.7 million. Midland's preferred stock will be converted into a total of 73,800,000 shares of our common stock when additional shares of common stock become authorized, and Midland's debenture will be convertible, at Midland's option, into common stock of our company at a price of $.35 per share. These transactions were agreed to in an agreement that Midland and our company executed on April 26, 2002. A copy of that agreement is on file with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K dated May 13, 2002, and may be accessed through the Commission's EDGAR database on the world-wide web.

         After Midland exchanges the bank debt, Midland will hold approximately 90% of the voting power of our company after issuance of the preferred stock but before conversion of the debenture, and will have the right to designate the entire board of directors. Midland has agreed that it will cause our company's stock to continue to be publicly traded for at least two years following Midland's acquisition of control of our company. Midland has also agreed to cause the company to offer all shareholders (other than Midland) the right to purchase up to 16.5 million additional shares of our common stock for $.35 per share. If this rights offering is fully subscribed, then Midland's percentage of the voting power of our company will decrease from 90% to 75% (before conversion of Midland's debenture).

         After Midland acquires voting control of our company, Mr. Charles Broussard will resign from the Board of Directors, and our remaining directors will remain on the board. In addition, Midland has asked the remaining directors to fill the vacancies on the board with Mr. Hines (who would serve as Chairman), Mr. Donald Moore, Mr. Allen Porter, Mr. William Downey and Mr. Frank Cangelosi. These directors will serve until the 2002 annual meeting of shareholders.

         Our Board of Directors entered into our agreement with Midland following a lengthy and unsuccessful process by which the Board attempted to sell our company. The Board believes that the transaction with Midland is in the best interests of our company and our shareholders. Among other things, the Board considered the fact that our company was unable to pay its current obligations, and was being sued by various of its vendors. Indeed, our company did not have the financial stability to attract business opportunities and was facing a probable bankruptcy. The Board was unable to find a purchaser for the company that would have preserved any value for our shareholders. While our company's most recent balance sheet shows that we have $17 million in shareholders' equity, the value of our assets on that balance sheet has been calculated in accordance with generally accepted accounting principles (cost, less depreciation). Several times in the recent past, we have attempted to sell certain assets to raise working capital. In those sale transactions, we have realized approximately 35% of the book value of the assets we have sold. Our management believes that sales of assets in the context of bankruptcy would yield even lower proceeds for our assets, including probably no more than 25% of the value of our major asset. Even if we were able to liquidate our assets for an amount in excess of the amount owed to our secured creditor, we have unsecured creditors to whom we owe approximately $8 million. These creditors would be entitled to receive the proceeds of any liquidation after our secured creditor had been fully paid. Accordingly, our management is firmly convinced that our shareholders would receive no value for their shares if our company were forced into bankruptcy.

         In addition to these considerations, the Board has considered the opinion of the investment banking firm of Chaffe & Associates, Inc., the independent financial advisor to our Board. Based upon the factors considered and assumptions made by Chaffe & Associates, and the limits of review set forth in its opinion, and the financial position of our company on July 21, 2002, that firm was of the opinion that the transaction we propose to close with Midland in the second week of August is fair from a financial point of view to the holders of Unifab common stock other than Midland, Mr. Hines or any affiliates of either. We intend to file a full description of the effects of the Midland transaction with the Securities and Exchange Commission as soon as practicable after the closing, and we will include a copy of the Chaffe & Associates, Inc. opinion with that filing.

         Generally, a change in control of a NASDAQ-traded company requires shareholder approval under NASDAQ's listing requirements. The shareholder approval process normally takes two to three months to complete. The Audit Committee of our Board of Directors requested a waiver of that requirement, based upon the Audit Committee's finding that our company is unable to meet its current obligations and could not afford to undertake the lengthy process of holding a shareholders' meeting. Based upon the Audit Committee's finding, the NASDAQ Small Cap Market, the stock market on which our stock is currently trading, granted a waiver of its shareholder approval requirement. This notice is being delivered to all shareholders in compliance with the rules of the NASDAQ applicable to waivers of the shareholder approval requirements.

         We are required to wait for ten days following the date that this notice is mailed to our shareholders to close the proposed transaction with Midland. This notice should be mailed on or around July 29, 2002. If the mailing occurs on that date, we intend to close the transaction with Midland on August 8, 2002. In the meantime, shareholders who have questions are welcome to contact Peter J. Roman, our chief financial officer, who can be reached at (337) 367-8291.

         The Board of Directors of our company is very appreciative to our shareholders for the support that the Board has received during the past two years -- years which have been extremely difficult for the company, its management and its employees. The Board and management sincerely hope that the transaction with Midland will cause our company to be successful in its future operations, and will serve to increase significantly shareholder value in the long term.

      On August 14, 2002 the Company announced operating results and related matters for the second quarter ending June 30, 2002. The press release making this announcement is attached hereto as Exhibit 99.3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           Exhibit
           NUMBER        DESCRIPTION

             99.1 Press release issued by the Company on June 10, 2002 announcing the transfer of its common stock listing to the NASDAQ SmallCap Market.

             99.2 Press release issued by the Company on August 2, 2002 announcing the waiver allowing it to close the transaction with Midland Fabricators and Process Systems, LLC.

             99.3 Press release issued by the Company on August 14, 2002 announcing its operating results and related matters for the second quarter ending June 30, 2002.

             99.4 Certification pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UNIFAB International, Inc.
                                           -------------------------------------



Date  August 14, 2001                      /s/   Peter J. Roman
    ----------------------                 -------------------------------------
                                           Peter J. Roman
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)