Form 10-Q
period 2002-09-30
UNIFAB INTERNATIONAL INC
filed 2003-02-13
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From                  to
                                           ----------------    ----------------


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Louisiana                                            72-1382998
----------------------------------                          --------------------
  (State or other jurisdiction or                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


             5007 Port Road
             New Iberia, LA                                           70560
----------------------------------------                         ---------------
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

Common Stock, $0.01 Par Value ---- 8,189,972 shares outstanding as of February 13, 2003.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE
      Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -- September 30, 2002 and
                  December 31, 2001.................................................       1

                Condensed Consolidated Statements of Operations -- Three Months
                  Ended September 30, 2002 and 2001; Nine Months Ended September
                  30, 2002 and 2001.................................................       2

                Condensed Consolidated Statements of Cash Flows -- Nine Months
                  Ended September 30, 2002 and 2001.................................       3

                Condensed Consolidated Statement of Changes in Shareholders'
                  Equity -- Nine Months Ended September 30, 2002....................       4

                Notes to Condensed Consolidated Financial Statements................       5


      Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................      14

      Item 3.   Quantitative and Qualitative Disclosure of Market Risk..............      18

      Item 4.   Controls and Procedures.............................................      19

Part II. Other Information


      Item 1.   Legal Proceedings...................................................      20

      Item 5.   Other Information...................................................      20

      Item 6.   Exhibits and Reports on Form 8-K....................................      20

Signatures                                                                                21

Certifications                                                                            22

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                 SEPTEMBER 30      DECEMBER 31
                                                                                                     2002             2001
                                                                                                 ------------      -----------
                                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $      2,783      $       754
  Accounts receivable, net of allowance for doubtful accounts
      of $539 and  $528, respectively                                                                   6,355           15,362
  Costs and estimated earnings in excess of billings on uncompleted contracts                           2,470            5,769
  Income tax receivable                                                                                   724            4,112
  Prepaid expenses and other assets                                                                     2,484            2,442
                                                                                                 ------------      -----------
Total current assets                                                                                   14,816           28,439

Property, plant and equipment, net                                                                     31,133           34,125
Goodwill, net                                                                                             260              260
Other assets                                                                                              775              383
                                                                                                 ------------      -----------
Total assets                                                                                     $     46,984      $    63,207
                                                                                                 ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Accounts payable                                                                               $      4,960      $    15,123
  Billings in excess of costs and estimated earnings on uncompleted contracts                             356            1,343
  Accrued liabilities                                                                                   2,364            4,240
  Notes payable                                                                                           139           23,246
                                                                                                 ------------      -----------
Total current liabilities                                                                               7,819           43,952

  Noncurrent notes payable                                                                                 --              122
  Secured, subordinated notes payable                                                                   6,848               --
  Secured, subordinated, convertible debenture, net of unamortized discount of $3,582                   7,069               --
                                                                                                 ------------      -----------
Total liabilities                                                                                      21,736           44,074

Commitments and contingencies (Note 9)

Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, 738 shares outstanding, each share
   has voting rights equivalent to and is convertible into 100,000 shares of common stock                  --               --
  Common stock, $0.01 par value, 20,000,000 shares authorized, 8,189,972 shares outstanding
   in 2002 and 2001                                                                                        82               82
  Additional paid-in capital                                                                           62,076           46,830
  Retained earnings (accumulated deficit)                                                             (36,812)         (27,695)
  Accumulated other comprehensive income                                                                  (98)             (84)
                                                                                                 ------------      -----------
Total shareholders' equity                                                                             25,248           19,133
                                                                                                 ------------      -----------
Total liabilities and shareholders' equity                                                       $     46,984      $    63,207
                                                                                                 ============      ===========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30        NINE  MONTHS ENDED SEPTEMBER 30
                                        ---------------------------------      ---------------------------------
                                           2002                   2001            2002                   2001
                                        ----------             ----------      ----------             ----------
                                                         (In thousands except per share data)
Revenue                                 $    5,837             $   19,957      $   24,073             $   64,521
Cost of revenue                              7,447                 18,397          26,749                 61,098
                                        ----------             ----------      ----------             ----------
Gross profit (loss)                         (1,610)                 1,560          (2,676)                 3,423
Impairment of goodwill                          --                 14,786              --                 14,786
Loss on disposal of equipment and
 closure of facility                            --                  2,834             351                  2,834
Provision for a bad debt                        --                  1,643              --                  1,643
Commitment fees                                 --                    300              --                    500
Selling, general and administrative
  expense                                    1,432                  1,655           4,679                  5,505
                                        ----------             ----------      ----------             ----------
Loss from operations                        (3,042)               (19,658)         (7,706)               (21,845)
Other income (expense):
  Interest expense                            (488)                  (824)         (1,418)                (2,097)
  Interest income                                5                     22               7                     31
                                        ----------             ----------      ----------             ----------
Loss before income taxes                    (3,525)               (20,460)         (9,117)               (23,911)
Income tax expense                              --                  2,574              --                  1,316
                                        ----------             ----------      ----------             ----------
Net loss                                $   (3,525)            $  (23,034)         (9,117)            $  (25,227)
                                        ==========             ==========      ==========             ==========

Basic and diluted loss per share        $    (0.07)            $    (2.83)     $    (0.43)            $    (3.10)
                                        ==========             ==========      ==========             ==========
Basic and diluted weighted average
  shares outstanding                        47,496                  8,132          21,436                  8,132
                                        ==========             ==========      ==========             ==========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                        --------------------------
                                                           2002            2001
                                                        ----------      ----------
                                                              (IN THOUSANDS)
Net cash provided by (used in) operating activities     $    1,757      $   (1,051)

Investing activities:
Proceeds from sale of equipment                                139              27
Purchases of equipment                                         (46)         (2,209)
                                                        ----------      ----------
Net cash provided by (used in) investing activities             93          (2,182)
                                                        ----------      ----------

Financing activities:
Net change in revolver                                      (2,017)          2,449
Payments on notes payable                                     (619)             --
Loans from Midland                                           2,815              --
                                                        ----------      ----------
Net cash provided by financing activities                      179           2,449
                                                        ----------      ----------
Net change in cash and cash equivalents                      2,029            (784)
Cash and cash equivalents at beginning of period               754           1,004
                                                        ----------      ----------
Cash and cash equivalents at end of period              $    2,783      $      220
                                                        ==========      ==========

Supplemental disclosure of cash flow information:
   Income taxes paid (refunded)                         $   (3,436)     $     (454)
                                                        ==========      ==========
   Interest paid, net of capitalized interest           $      968      $    1,835
                                                        ==========      ==========


Non cash activities:
   Forgiveness of bank penalties                        $      680      $       --
                                                        ==========      ==========
   Forgiveness of unsecured creditor claims             $      914      $       --
                                                        ==========      ==========
   Assignment of accounts receivable                    $      675      $       --
                                                        ==========      ==========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                     COMMON STOCK   PREFERRED STOCK    ADDITIONAL                   OTHER
                                    --------------  ---------------     PAID-IN    ACCUMULATED   COMPREHENSIVE
                                    SHARES  AMOUNT  SHARES   AMOUNT     CAPITAL      DEFICIT        INCOME        TOTAL
                                    ------  ------  ------   ------    ----------  -----------   -------------   --------
Balance at December 31, 2001         8,190  $   82  $   --   $   --    $   46,830  $   (27,695)  $         (84)  $ 19,133
Midland investment transaction:
(see Note 3)
   Issuance of convertible
     preferred stock                    --      --       1       --        10,000           --              --     10,000
   Discount on secured,
     subordinated debenture for
     beneficial feature                 --      --      --       --         3,652           --              --      3,652
   Forgiveness of accrued
     penalties                          --      --      --       --           680           --              --        680
   Forgiveness of unsecured
     creditor claims                    --      --      --       --           914           --              --        914
Net loss                                --      --      --       --            --       (9,117)             --     (9,117)
Currency translation adjustment         --      --      --       --            --           --             (14)       (14)
                                    ------  ------  ------   ------    ----------  -----------   -------------   --------
Balance at September 30, 2002        8,190  $   82  $    1   $   --    $   62,076  $   (36,812)  $         (98)  $ 25,248
                                    ======  ======  ======   ======    ==========  ===========   =============   ========


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

1.   DESCRIPTION OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

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

    The Company operates in the facilities obtained with the acquisition of each operating subsidiary. These facilities are similar in nature and provide the physical environment necessary for the Company to provide its custom fabrication services to the oil and gas industry. Management has concluded that the operating facilities are operating segments that qualify to be aggregated under SFAS 131 in these financial statements. Management has considered that that nature of the products and services provided by the Company and the nature of the production processes are similar for each operating segment. The types or class of customers, and our methods of distributing our products and providing our services are similar for all operating segments. The tables below summarize revenues from external customers for our products.

                                           THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------    ------------------------------
                                               2002               2001            2002              2001
                                           ------------       ------------    ------------      ------------
                                                                     (In thousands)
Decks, jackets and module fabrication      $      4,457       $      7,804    $     11,451      $     26,951
Production process systems                          588              4,894           4,520            10,959
International design and project
   management                                        42              1,413           1,779             4,693
Drilling rig fabrication                             12              2,258             388            10,454
Other                                               738              3,588           5,935            11,464
                                           ------------       ------------    ------------      ------------
Total revenue                              $      5,837       $     19,957    $     24,073            64,521
                                           ============       ============    ============      ============


      The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 2002, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

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

    Certain items, including impairment of goodwill, loss on disposal of equipment and closure of facility, provision for a bad debt, and commitment fees, have been reclassified from the prior year presentation and included in loss from operations in the Condensed, Consolidated Statement of Operations. This has increased the loss from operations previously reported from $95,000 and $2,002,000 to $3,042,000 and $7,706,000 for the three and nine month periods ended September 30, 2001, respectively. The reclassification of these amounts had no effect on the loss before income taxes or the net loss reported in the three and nine month periods ended September 30, 2001.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, adjustments related to the restructuring of the Company's debt, loss on transfer of assets and termination of operating leases on idle facilities, write off of inventory, and reserves for disputed contracts considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

3.   MIDLAND AGREEMENT

    In April 2002, the Company entered into a preferred stock purchase, debt exchange and modification agreement with Midland Fabricators and Process Systems, L.L.C. ("Midland") (the "Midland agreement"). William A. Hines, who is now the chairman of the board of directors of the Company, is a manager of, and the owner of a 45.5% membership interest in, Midland. The remaining membership interest in Midland is owned by members of Mr. Hines' family. The terms of the Midland agreement were determined by arm's length negotiation between the Company's senior management team and its representatives, and Mr. Hines and his representatives. Mr. Hines had been the principal shareholder of Allen Tank, Inc., which was acquired by the Company in 1998. From the time of that acquisition in 1998 until March 2001, Mr. Hines served as a director of the Company. At the time of negotiating and entering into the Midland agreement, Mr. Hines held no position with the Company. Upon consummating the Midland agreement in August 2002, Mr. Hines became Chairman of the Board of Directors.

         Pursuant to the Midland agreement and prior to its consummation on August 13, 2002:

     o The Company consented to Midland's acquisition of the rights of the lenders under the Company's credit agreement dated November 30, 1999, as amended, with Bank One, Louisiana, N.A. and three other commercial banks. On May 1, 2002, Midland acquired the rights of those lenders under the credit agreement for $13.9 million in cash, the source of which was capital contributions from its members. On that date, the total amount of principal, accrued interest and penalties owing under the credit agreement was $21.3 million. Thereafter, and prior to the consummation of the Midland agreement, Midland advanced the Company $2.8 million for working capital needs and to establish a cash collateral account with Bank One to secure outstanding letters of credit.

     o Midland acquired unsecured creditor claims in the amount of $5.6 million. Midland's acquisition cost for these claims was an aggregate of $2.9 million, including payments made to the unsecured creditors, fees paid to a collection agent and attorneys' fees. Midland's source of these payments was capital contributions from its members.

     o Midland agreed to guarantee a line of credit. On November 18, 2002 the Company established an $8.0 million line of credit with a commercial bank. Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland guarantee of the Company's obligations under it.

     o The Company entered into agreements, effective April 2002, terminating the employment agreement of Dailey J. Berard, who was then a director of the Company and was formerly chairman of the board, president and chief executive officer of the Company, and the consulting agreement of Jerome E. Chojnacki, who was then the chairman of the board, president and chief executive officer; in exchange for the termination of their agreements, the Company made one-time cash payments of $75,000 to each of Messrs. Berard and Chojnacki. Also effective April 2002, the Company obtained the resignation of Mr. Berard as a director, and the resignation of Mr. Chojnacki as Chairman of the Board, President and Chief Executive Officer.

     o Midland agreed to use its best efforts to continue the listing of the Company's common stock on the Nasdaq Stock Market for a period of at least two years following consummation of the Midland agreement.

     o Midland agreed to cause its designees to the board of directors to approve the calling of a meeting of shareholders for the purpose of voting on an increase in the authorized number of shares of the Company's common stock, and to approve a rights offering. Midland also agreed to vote its shares in favor of the proposed increase in the authorized number of the Company's shares.

              Upon consummation of the Midland agreement on August 13, 2002:

     o $10.0 million owed Midland under the credit agreement was cancelled in exchange for 738 shares of the Company's series A preferred stock. Each share of this preferred stock has voting rights equal to 100,000 shares of the Company's common stock, and will convert into 100,000 shares of the Company's common stock when the authorized number of the Company's unissued and unreserved common shares is at least 100 million, as will occur if approved by the Company's shareholders.

     o $12.8 million owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement: (i) a convertible debenture in the principal amount of $10.6 million payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points (7.25% at September 30, 2002) and convertible into shares of the Company's common stock at $0.35 per share (the closing price of the Company's common stock on the Nasdaq National Market on March 6, 2002, the date the negotiations on the expected terms of the convertible debenture and the rights were concluded); and (ii) a promissory note in the principal amount of $2.1 million (the amount of the advances made by Midland to the Company after entering into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.75% at September 30, 2002). The Company has recorded $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $0.35, the conversion price per share, and $0.47, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture. This discount is being amortized as interest expense from August 13, 2002 and August 13, 2010, the maturity date of the debenture. Included in interest expense in the September 30, 2002 quarter is $70,000 related to amortization of this discount.

     o Midland transferred to the Company the claims it had acquired from the Company's unsecured creditors in the amount of $5.6 million. In exchange for these claims, the Company delivered to Midland a promissory note in the principal amount of $4.7 million, and recorded a contribution to additional paid in capital of $914,000, which represents claims of unsecured creditors acquired by Midland which were forgiven by Midland. The promissory note is payable August 13, 2006, and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.75% at September 30, 2002). This promissory note also constitutes secured indebtedness under the Company's credit agreement with Midland.

     o $675,000 of the amount the Company owed Midland under the credit agreement was cancelled in exchange for the assignment to Midland of certain accounts in the amount of $1,191,000 against which the Company had established reserves of approximately $516,000. The Company has recorded a $675,000 reduction in the indebtedness under the credit agreement.

     o $680,000 of the amount the Company owed Midland under the credit agreement (substantially all of which consisted of penalties accrued under the terms of the amended credit agreement) was forgiven by Midland, resulting in a contribution to additional paid in capital of $680,000. Midland waived all defaults under the credit agreement.

     o Charles E. Broussard resigned from the Company's board of directors, and the remaining directors, Perry Segura and George C. Yax, appointed Mr. Hines, Frank J. Cangelosi, Jr., William A. Downey, Daniel
         R. Gaubert, Donald R. Moore and Allen C. Porter, Jr., all designated by Midland, as members of the board.

    Accrued and unpaid interest on all amounts owed to Midland was approximately $371,000 at September 30, 2002, which was paid subsequent to September 30, 2002.

4.   CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at September 30, 2001 and December 31, 2001 consisted of the following:

                                           SEPTEMBER 30,   DECEMBER 31,
                                               2002           2001
                                           -------------   ------------
                                                 (In thousands)
Costs incurred on uncompleted contracts    $       9,413   $     26,912
Estimated earnings                                   383          2,738
                                           -------------   ------------
                                                   9,796         29,650
Less billings to date                             (7,682)       (25,224)
                                           -------------   ------------
                                           $       2,114   $      4,426
                                           =============   ============

Included in the accompanying balance
 sheets under the following captions:
  Costs and estimated earnings in excess
    of billings on uncompleted contracts   $       2,470   $      5,769
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                       (356)        (1,343)
                                           -------------   ------------
                                           $       2,114   $      4,426
                                           =============   ============

    Accounts receivable includes retainages and unbilled receivables, respectively, of $21,000 and $107,000 at September 30, 2002, and of $641,000 and $2,018,000 at December 31, 2001.

    Included in Accrued liabilities are contract loss reserves of $194,000 and $490,000 at September 30, 2002 and December 31, 2001, respectively. The contract loss reserve at September 30, 2002 relates to a fixed price contract that was completed and delivered in December 2002. At December 31, 2001, the contract loss reserve relates to a fixed price contract that was completed and delivered in February 2002.

5.   CREDIT FACILITY

    On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit, under a revolving credit facility. At January 22, 2003, the Company had borrowings of $2.7 million, and no letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate, at the Company's discretion. The Credit Agreement matures May 13, 2003.

6.   INCOME TAXES

    The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of September 30, 2002, the Company has recorded deferred tax assets of $14.3 million, including $11.1 million related to net operating loss carryforwards that expire in years 2020 through 2022. In accordance with FAS 109, the Company considered that since it had a cumulative pre-tax loss for recent years it is more likely than not that a portion of the deferred tax assets will not be realized. The ability of the Company to utilize these net operating loss carryforwards is also limited on an annual basis because the transaction with Midland described above results in a change in control under the current tax regulations. The Company has recorded a valuation allowance to fully offset the deferred tax asset related to the operating loss carryforwards to the extent it exceeds net deferred tax liabilities. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

7.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     The Company has authorized 20,000,000 shares of $0.01 par value common stock.

     PREFERRED STOCK

     The Company has authorized 5,000 shares of no par value preferred stock. On April 23, 2002, the Board of Directors adopted Articles of Amendment to the Company's Articles of Incorporation which authorized that 750 shares of preferred stock are designated Series A Participating Preferred Stock (the "Series A Shares"). Each Series A Share shall entitle the holder to vote as 100,000 shares of common stock, shall have no preference to the common shares on the payment of dividends or the liquidation or winding up of the Company. If the Company pays a dividend to the holders of its common shares, each Series A Share shall entitle the holder to a dividend equal to 100,000 times the dividend paid on each share of common stock. In any liquidation or winding up of the Company, will entitle the holder to 100,000 times the amount paid on each share of common stock. In all other ways, each series A Share shall be treated like 100,000 shares of common stock. If at any time the Company has authorized at least 100,000,000 shares of common stock that have not been issued or reserved for issuance pursuant to an outstanding obligation of the Company, then each Series A Share will be converted into 100,000 shares of common stock. On August 13, 2002 under the terms of the Midland Transaction, the Company issued 738 Series A Shares.

     EARNINGS PER SHARE

     Under the terms of the Midland agreement, the Company issued 738 Series A Shares and a $10,652,000 convertible debenture. Each share of series A preferred stock is convertible into 100,000 shares of Unifab common stock or 73,800,000 total common shares. However, at September 30, 2002, the total number of common shares authorized is 20,000,000, therefore, there are insufficient authorized common shares to effect the conversion of the preferred shares. Until converted, each share of preferred stock enjoys all the rights and privileges of 100,000 shares of common stock, including voting rights. The denominator below gives effect to the conversion of the shares of preferred stock. The $10,652,000 convertible debenture is convertible into Unifab common stock at a conversion price of $0.35 per share, or 30,434,000 shares of common stock. These shares are anti-dilutive and are not included in the computation of diluted earnings per share during periods where the Company incurs a loss.

     The following table sets forth the computation of basic and diluted earnings per share giving effect to the conversion by Midland of 738 shares of preferred stock on August 13, 2002:


                                           THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------    ------------------------------
                                               2002               2001            2002              2001
                                           ------------       ------------    ------------      ------------
                                                        (in thousands, except per share amounts)
Numerator:
   Net loss                                $      3,525       $     23,034    $      9,117      $     25,227
Denominator:
   Weighted average shares of common
      stock outstanding                           8,190              8,132           8,190             8,132
   Effect of issuance of convertible
      preferred stock on weighted
      average shares of common stock             39,306                 --          13,246                --
                                           ------------       ------------    ------------      ------------
   Denominator for basic and diluted
      earnings per share - weighted
      average shares                             47,496              8,132          21,436             8,132
                                           ============       ============    ============      ============
Basic and diluted loss per share           $       0.07       $       2.83    $       0.43      $       3.10
                                           ============       ============    ============      ============

     Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the periods ended September 30, 2002 and 2001, 862,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

8.   IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

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

     In the September 2001 quarter, the Company recorded $2.8 million in costs related to the closure of the OBI barge repair facility in New Iberia. These costs include a $1.5 million loss on the disposal of excess drilling equipment acquired in the acquisition of OBI. The sale of these assets raised $612,000, which was received in October 2001 and was used to reduce the amounts outstanding under the Company's credit facility and related liabilities. The remaining $1.3 million relates to completing contracts in progress and winding down of the OBI facility.

     In the June 2002 quarter, the Company terminated the remaining lease with the Port of Iberia for the OBI repair yard and facilities and transferred title for all buildings and leasehold improvements at the facility in full settlement of the remaining obligations under the lease. The Company recorded a $477,000 loss on the transfer, which was the remaining net book value of the buildings and leasehold improvements on the facility at the date of termination of the lease. In the June 2002 quarter, the Company recorded an impairment charge of $253,000 on assets formerly used at the OBI facility, which have no remaining utility to the Company.

9.   COMMITMENTS AND CONTINGENCIES

     LEGAL MATTERS

     The Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty; management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

     LETTERS OF CREDIT

     In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At September 30, 2002, cash deposits totaling $1.1 million secured outstanding letters of credit totaling $1.3 million.

     INSURANCE

     The Company maintains insurance against risks that we believe is consistent with industry standards and required by our customers. Although Management believes this insurance protection is adequate, we cannot be sure that the Company will be able to maintain adequate insurance at rates which are commercially reasonable, nor that coverage is adequate to cover all claims that may arise. The insurance policies that are currently in place do not cover claims arising from acts of terrorism. At this time the Company is reviewing insurance that would cover claims arising from acts of terrorism. However, we cannot be sure that such insurance will be available at rates that are commercially reasonable.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with two of its officers. These agreements terminate on February 26, 2004 and August 18, 2006, respectively. The annual compensation commitment by the Company under these agreements is $180,000.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In the September 2001 quarter, a write down of $14.8 million for the impairment of goodwill was recognized. Goodwill remaining on the balance sheet after the impairment write down is not significant and adoption of SFAS No. 142 will have no impact on the Company's financial position or results of operations.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows:


                                           THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------    ------------------------------
                                               2002               2001            2002              2001
                                           ------------       ------------    ------------      ------------
  Reported net loss                        $     (3,525)      $    (23,034)   $     (9,117)     $    (25,227)
  Add: Goodwill amortization, net of
     tax                                             --                  4              --               433
                                           ------------       ------------    ------------      ------------
  Adjusted net loss                        $     (3,525)      $    (23,030)   $     (9,117)     $    (24,794)
                                           ============       ============    ============      ============

  Reported net loss per share, basic
     and diluted
                                           $      (0.07)      $      (2.83)   $      (0.43)     $      (3.10)
  Add Goodwill amortization net of tax
     per basic and diluted share
                                                     --                 --              --              0.05
                                           ------------       ------------    ------------      ------------
  Adjusted earnings per share, basic
     and diluted
                                           $      (0.07)      $      (2.83)   $      (0.43)     $      (3.05)
                                           ============       ============    ============      ============
  Basic and diluted weighted average
     shares outstanding                          47,496              8,132          21,436             8,132
                                           ============       ============    ============      ============

     The carrying amount of goodwill as of September 30, 2002 and December 31, 2001, is approximately $260,000 and is entirely attributable to the Company's June 24, 1999 acquisition of Compression Engineering Services, Inc.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long- lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Based on current expectations the Company does not expect the implementation of SFAS No. 143 to have a material impact on its consolidated financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, which did not have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94- 3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

THE MIDLAND TRANSACTION

     On August 13, 2002 the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in claims of unsecured creditors for 738 shares of preferred stock, a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $17.5 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $0.35 per share. Midland's preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock as soon as the shareholders authorize that common stock. The Company also recorded additional capital contributions on the transaction of $3.7 million resulting from the discount recorded on the convertible debenture, $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement, and $914,000 resulting from partial forgiveness of unsecured creditor claims acquired by Midland. On November 18, 2002, the Company entered into a Senior Secured Credit Agreement with the Whitney National Bank, which is guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.

RESULTS OF OPERATIONS

     Revenue for the three months ended September 30, 2002 decreased 71% to $5.8 million from $20.0 million for the three months ended September 30, 2001. For the nine-month periods ended September 30, 2002 and 2001, revenue was $24.1 million and $64.5 million, respectively, a decrease in the current period of 63%. This decrease is primarily due to reduced barge and jack up rig repair operations and reduced newbuild liftboat activities resulting from the closure of the Company's OBI facilities at the Port of Iberia and the suspension of operations at its deepwater facility in Lake Charles. Revenue levels for the Company's structural fabrication, process system design and fabrication and international project management and design services are approximately forty percent of those in the same period last year. During the first nine months of the year, the Company has experienced reduced opportunities to bid on projects and was eliminated from bidding on various projects as a result of the substantial deterioration of the Company's financial condition and results of operations experienced during the 2001 fiscal year. Further, the Company was unable to post sufficient collateral to secure performance bonds and as a result was unable to qualify to bid on various contracts. At September 30, 2002, backlog was approximately $4.2 million. On August 13, 2002 the Company completed a debt restructuring and recapitalization transaction with Midland substantially improving the financial position, working capital and liquidity of the Company. Since August 13, 2002, there has been a substantial increase in proposal activity in the Company's main fabrication and process equipment markets. In addition, the Company's capacity to provide performance bonds on projects has improved significantly. As a result, backlog at December 17, 2002 is approximately $24.2 million.

     Total direct labor hours worked decreased 65% overall from the levels experienced in the same period last year. Direct labor hours worked at the Company's structural fabrication and process system design and fabrication facilities decreased by nearly 59% from the same period last year. Direct labor hours at the Company's drilling rig fabrication facilities were eliminated with the closure of the OBI facility.

     Cost of revenue was $7.4 million for the three months ended September 30, 2002 compared to $18.4 million for the same period last year. For the nine-month periods ended September 30, 2002 and 2001, cost of sales was $26.7 million and $61.1 million, respectively. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). This increase in costs as a percentage of revenue in the September quarter includes a $508,000 adjustment to workers comp insurance expense related to an increase in claims incurred, $145,000 depreciation of facilities and equipment at the Lake Charles facility at which operations have been suspended, the write off of $174,000 the remaining recorded value on waste water process equipment manufactured by the Environmental division and the very low level of activity at the Company's process equipment facility which did not generate sufficient profit margin to recover fixed operating costs. In the September 2002 quarter, a loss reserve of $194,000 was recorded on a fixed price contract to fabricate power plant components. The contract was completed and delivered in December 2002. In addition the nine month period ended September 30, 2002 includes an adjustment of $550,000 recorded in the June 2002 quarter related to disputes on several contracts. Also in the June quarter, the Company recorded in cost of revenue valuation reserves totaling $387,000 mainly on waste water process equipment manufactured by the Environmental division, steel inventory used to manufacture drilling rig derricks, and small parts inventory. The Company also recorded an impairment charge of $253,000 on assets formerly used at the OBI facility, which have no remaining utility to the Company. The Company is actively seeking alternative sources of capital to sustain the development and operations of the facility in Lake Charles, including partnering with another entity, obtaining separate capital financing for the facility and other capital raising methods. In the event these methods are unsuccessful, the Company may sell the facility. If the facility is sold, it is likely the Company would not fully recover the cost of construction of the facility, which is approximately $10.5 million net of depreciation at September 30, 2002,and would record a loss on the sale that would be material to the operating results of the Company.

     Gross profit (loss) for the three months ended September 30, 2002 decreased to a loss of $1.6 million from a profit of $1.6 million for the same period last year. In the nine-month period ended September 30, 2002 gross profit (loss) decreased to a loss of $2.7 million from a profit of $3.4 million in the nine-month period ended September 30, 2001. The decrease in gross profit is primarily due costs in excess of revenue for the Company's process system design and fabrication services and at the Company's deep water facility in Lake Charles, Louisiana and adjustments of $550,000 related to disputes on several contracts, $387,000 related to valuation reserves on inventory, and $253,000 related to a charge for asset impairment. The effect of these adjustments was offset in part by a $1.1 million contract loss reserve recorded last year. Additionally, decreased man hour levels in the quarter and nine-month periods ended September 30, 2002 compared to the same periods last year at the Company facilities caused hourly fixed overhead rates to increase and resulted in increased costs relative to revenue.

     Selling, general and administrative expense decreased to $1.4 million in the three months ended September 30, 2002 compared to $1.7 million in the three months ended September 30, 2001, and decreased to $4.7 million in the nine-month period ended September 30, 2002 compared to $5.5 million in the corresponding nine-month period in 2001. In the September quarter, this decrease is mainly due to reduced general and administrative expenses associated with closing the OBI and Lake Charles facilities. These cost reductions are offset in part with increased legal and other professional services due to the negotiations and documentation of the Midland transaction. In addition, the Company has had to defend several lawsuits brought by unsecured creditors for amounts past due. With respect to the nine months ended September 30, 2002, selling, general and administrative expenses include $150,000 related to the termination and settlement of the employment contracts of two former executive officers of the Company. The Company's selling, general and administrative expense as a percentage of revenue increased to 24% in the three months ended September 30, 2002 from 8% in the same period last year, and to 19% in the nine month period ended September 30, 2001 from 8% in the same period last year, due mainly to the above factors and the significant decrease in revenue levels relative to those periods.

     In the nine months ended September 30, 2002 the Company recorded a loss of $477,000 related to the transfer of ownership of the buildings and other leasehold improvements on the Company's drilling rig repair facilities at the Port of Iberia in exchange for termination of the leases and cancellation of all amounts owed under those leases. During the June 2002 quarter, the Company sold the industrial maintenance business and related assets and recorded a gain of $126,000 on the sale.

     Interest expense for the three and nine month periods ended September 30, 2002 were lower than the same period in 2001 due to reduced effective interest rates in the September 2002 quarter. Additionally, $10.0 million outstanding under the Company's previous secured credit agreement was exchanged for preferred stock under the terms of the Midland agreement, reducing the principal bearing interest. This was offset in part by amortizing the discount recorded on the secured, subordinated debenture recorded on the Midland transaction. In the September

2002 quarter and nine month periods, the Company recorded $70,000 interest expense related to amortization of this discount.

     No net income tax benefit was recognized on the net loss recorded in the three and nine month periods ended September 30, 2002 compared to an income tax expense of $2.6 million in the three months ended September 30, 2001 and $1.3 million in the nine months ended September 30, 2001. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland described above results in a change in control under the current tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the operating loss generated in the quarter, which exceeds net deferred tax liabilities of the Company at September 30, 2002. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the nine months ended September 30, 2002, the Company generated cash from operations of $1,757,000, from investment activities of $93,000, and from financing activities of $179,000.

    In April 2002, we entered into a preferred stock purchase, debt exchange and modification agreement with Midland (the "Midland agreement"). Pursuant to the Midland agreement and with our consent, Midland's acquired the rights of the lenders under the credit agreement dated November 30, 1999, as amended, with Bank One, Louisiana, N.A. and three other commercial banks. Thereafter, and prior to the consummation of the Midland agreement, Midland advanced to us $2.8 million used to meet working capital needs and to secure obligations under outstanding letters of credit. Midland also acquired unsecured creditor claims in the amount of $5.6 million.


Upon consummation of the Midland agreement on August 13, 2002:

   o $10.0 million owed Midland under the credit agreement was cancelled in exchange for 738 shares of the Company's series A preferred stock. Each share of this preferred stock has voting rights equal to 100,000 shares of the Company's common stock, and will convert into 100,000 shares of the Company's common stock when the authorized number of the Company's unissued and unreserved common shares is at least 100 million, as will occur if approved by the Company's shareholders.

   o $12.8 million owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement: (i) a convertible debenture in the principal amount of $10.6 million payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points (7.25% at September 30, 2002) and convertible into shares of the Company's common stock at $0.35 per share (the closing price of the Company's common stock on the Nasdaq National Market on March 6, 2002, the date the negotiations on the expected terms of the convertible debenture and the rights were concluded); and (ii) a promissory note in the principal amount of $2.1 million (the amount of the advances made by Midland to the Company after entering into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.75% at September 30, 2002). The Company has recorded $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $0.35, the conversion price per share, and $0.47, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture. This discount is being amortized as interest expense from August 13, 2002 and August 13, 2010, the maturity date of the debenture. Included in interest expense in the September 30, 2002 quarter is $70,000 related to amortization of this discount.

   o Midland transferred to the Company the claims it had acquired from the Company's unsecured creditors in the amount of $5.6 million. In exchange for these claims, the Company delivered to Midland a promissory note in the principal amount of $4.7 million, and recorded a contribution to additional paid in capital of $914,000, which represents claims of unsecured creditors acquired by Midland which were forgiven by Midland. The promissory note is payable August 13, 2006, and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.75% at September 30, 2002). This promissory note also constitutes secured indebtedness under the Company's credit agreement with Midland.

   o $675,000 of the amount the Company owed Midland under the credit agreement was cancelled in exchange for the assignment to Midland of certain accounts in the amount of $1,191,000 against which the Company had established reserves of approximately $516,000. The Company has recorded a $675,000 reduction in the indebtedness under the credit agreement.

   o $680,000 of the amount the Company owed Midland under the credit agreement (substantially all of which consisted of penalties accrued under the terms of the amended credit agreement) was forgiven by Midland, resulting in a contribution to additional paid in capital of $680,000. Midland waived all defaults under the credit agreement.

   o Charles E. Broussard resigned from the Company's board of directors, and the remaining directors, Perry Segura and George C. Yax, appointed Mr. Hines, Frank J. Cangelosi, Jr., William A. Downey, Daniel R. Gaubert, Donald R. Moore and Allen C. Porter, Jr., all designated by Midland, as members of the board.

    Accrued and unpaid interest on all amounts owed to Midland was approximately $371,000 at September 30, 2002, which was paid subsequent to September 30, 2002.

    On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. At September 30, 2002, the Company had no borrowings or letters of credit outstanding under the revolving credit facility. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate, at the Company's discretion. The Credit Agreement matures May 13, 2003. At September 30, 2002, cash deposits totaling $1.1 million secured outstanding letters of credit totaling $1.3 million.

     Management believes that its available funds, cash generated by operating activities and funds available under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures and for the next 12 months.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include, but are not limited to, the risks, contingencies and uncertainties described immediately below:

    o  general economic and business conditions and industry trends;

    o  the economic strength of our customers and potential customers;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $17.6 million, including substantially all of the Company's notes payable, subordinated notes payable and convertible debenture, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $176,000 per year if the Company were to maintain the same debt level and structure.

         The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material for the remainder of 2002.

     While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures ensures that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period in which this quarterly report was being prepared in a timely manner to allow appropriate decisions regarding required disclosure flows. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

     PART II

ITEM 1. LEGAL PROCEEDINGS.

     The Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty; management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

ITEM 5. OTHER INFORMATION

     On November 6, 2002 the Company announced the approval by the Board of Directors of the selection of Deloitte & Touche LLP to serve as the Company's new independent auditor for the fiscal year ended December 31, 2002.

     This report on Form 10-Q is accompanied by a statement of the Chief Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit
            Number        Description
            -------       -----------
              3.1         Articles of Incorporation of the Company.

              3.2         By Laws of the Company.

             10.1         Commercial Business Loan Agreement between Unifab
                          International, Inc. and Whitney National Bank dated
                          November 18, 2002.

             10.2 Employment Agreement by and between the Company and William A. Downey dated August 19, 2002.

             99.1 Press release issued by the Company on November 27, 2002 related to the events leading up to the Company's failure to remain current on its quarterly filing requirements.


        (b) Reports on form 8-K

            On August 19, 2002, we filed a current report on Form 8-K dated August 17, 2002. The report included Item 4 and was filed to announce the resignation of its independent auditors, Ernst & Young LLP, effective August 15, 2002.

            On August 22, 2002, we filed a current report on Form 8-K dated August 13, 2002. The report included Item 1 and Item 7 and the associated exhibits and was filed to announce the acquiring of control of Unifab International, Inc. by Midland Fabricators and Process Systems, LLC. The report also provided a pro forma balance sheet giving effect to the transaction.

            On November 7, 2002, we filed a current report on Form 8-K dated November 6, 2002. The report included Item 4 and was filed to announce the Board of Directors, upon recommendation of its Audit

        Committee, had unanimously approved the selection of Deloitte & Touche LLP as the Company's new independent auditors for the fiscal year ended December 31, 2002.

            On December 6, we filed a current report on Form 8-K dated November 27, 2002 disclosing our issuance on November 27, 2002 of a press release announcing our potential delisting from The Nasdaq Small Cap Market as a result of our failure to timely file a report on Form 10-Q for the quarter ended September 30, 2002 and our request for a hearing before a Nasdaq hearing panel with respect thereto.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIFAB International, Inc.
                                  ----------------------------------------------



Date  February 13, 2003            /s/ Peter J. Roman
     --------------------         ----------------------------------------------
                                  Peter J. Roman
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Allen C. Porter, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of UNIFAB International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 10, 2003
       -----------------------------

/s/ Allen C. Porter, Jr.
------------------------------------
Allen C. Porter, Jr.
Chief Executive Officer

        PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Peter J. Roman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UNIFAB International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 10, 2003
       -------------------------------------

/s/ Peter J. Roman
-------------------------------------
Peter J. Roman
Chief Financial Officer

                              EXHIBIT TO EXHIBITS

            EXHIBIT
            NUMBER        DESCRIPTION
            -------       -----------
              3.1         Articles of Incorporation of the Company.

              3.2         By Laws of the Company.

             10.1         Commercial Business Loan Agreement between Unifab
                          International, Inc. and Whitney National Bank dated
                          November 18, 2002.

             10.2 Employment Agreement by and between the Company and William A. Downey dated August 19, 2002.

             99.1 Press release issued by the Company on November 27, 2002 related to the events leading up to the Company's failure to remain current on its quarterly filing requirements.