Form 10-K
period 2002-12-31
UNIFAB INTERNATIONAL INC
filed 2003-03-31
CIK 101990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Louisiana                                72-1382998
----------------------------------------       --------------------------------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)


             5007 Port Road
             New Iberia, LA                                 70562
----------------------------------------       --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes       No    X
    -----    ------

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 28, 2002 was approximately $2.2 million based on the closing price of the registrant's common stock on the Nasdaq SmallCap Market on such date of $0.28 per share.

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of March 18, 2003 was 8,189,972.

DOCUMENTS INCORPORATED BY REFERENCE

Our Current Report on Form 8-K dated August 13, 2002, and filed with the SEC on August 19, 2002, and the Amendment thereto dated August 13, 2002 and filed with the SEC on August 21, 2002, are incorporated by reference into Part II, Item 9 of this Form 10-K. Portions of our proxy statement to be filed in connection with our 2003 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----

PART I
      Items 1 and 2.       Business and Properties.................................................     1
      Item 3.              Legal Proceedings.......................................................    17
      Item 4.              Submission of Matters to a Vote of Security Holders.....................    18
                           Executive Officers of the Registrant....................................    19
PART II
      Item 5.              Market for Registrant's Common Equity and Related Stockholder
                              Matters..............................................................    20
      Item 6.              Selected Financial Data.................................................    22
      Item 7.              Management's Discussion and Analysis of Financial Condition
                              and Results of Operations............................................    23
      Item 7A.             Quantitative and Qualitative Disclosures About Market Risk..............    31
      Item 8.              Financial Statements and Supplementary Data.............................    32
      Item 9.              Changes in and Disagreements with Accountants on Accounting
                              and Financial Disclosure.............................................    32

PART III
      Item 10.             Directors and Executive Officers of the Registrant......................    32
      Item 11.             Executive Compensation..................................................    32
      Item 12.             Security Ownership of Certain Beneficial Owners and Management
                              and Related Stockholder Matters......................................    32
      Item 13.             Certain Relationships and Related Transactions..........................    32
      Item 14.             Controls and Procedures.................................................    33

PART IV
      Item 15.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K........    34

FINANCIAL STATEMENTS...............................................................................   F-1

SIGNATURES.........................................................................................   S-1

CERTIFICATIONS.....................................................................................   S-2

EXHIBIT INDEX......................................................................................   E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

    UNIFAB International, Inc. (together with its subsidiaries "the Company") provides custom fabrication of decks and modules of drilling and production equipment for offshore oil and gas platforms. The Company is capable of producing equipment weighing up to 6,500 tons, and has special expertise in the fabrication of decks with complex piping requirements and process equipment using special materials. The Company also designs and fabricates production process systems under ASME and ISO 9001 quality certifications.

    Decks and modules fabricated by the Company can be installed on fixed and floating platforms regardless of water depth. The Company also fabricates jackets for fixed platforms, pilings and other rolled tubular steel sections, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors and modules for the onshore petrochemical and refining industries. In addition, the Company refurbishes and retrofits existing jackets and decks. Allen Process Systems, LLC, a wholly owned subsidiary, designs and manufactures specialized process systems and provides engineering and field commissioning services related to production systems. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Structures fabricated by the Company are installed in oil and gas producing waters around the world, primarily the U.S. Gulf of Mexico (the "Gulf of Mexico") and offshore West Africa. The Company's ability to provide high quality fabrication services and maintain control over costs has contributed to its reputation for efficient, timely and quality production.

    Demand for the Company's services is primarily a function of worldwide offshore oil and gas activity. An indication of that activity is measured by drilling rig utilization rates, which have increased to approximately 61% in February 2003 from approximately 60% in February 2002 for the Gulf of Mexico and have decreased to approximately 79% from 80% over the same period worldwide. These are the overall rates applicable to jack-up rigs, drill ships and semi-submersible rigs. An increase or decrease in drilling activity is usually consistent with an increase or decrease in the price of crude oil and natural gas, although changes in drilling activity usually lag behind changes in oil and gas prices at uncertain intervals. The price of west Texas intermediate crude oil increased to approximately $36.90 per barrel in February 2003 from over $19 per barrel in January 2002, and the price per million cubic feet of natural gas has increased to approximately $6.01 in February 2003 from $2.35 in January 2002.

    Due to the time required to drill an exploratory offshore well, formulate a development plan and design offshore platforms, the fabrication and installation of such platforms usually lag the start of exploratory drilling by one to three years. The Company operates in a highly competitive bidding environment, and the low number of major projects for which bids have been requested over the last three years caused the Company to adjust downward the price it could obtain for its fabrication services, to reduce the number of fabrication facilities it operates, and to critically evaluate recovery of investments made in acquired companies and developing facilities over the last four years.

     In 1998 and 1999, the Company acquired additional capacity by acquiring companies near its original facilities at the Port of Iberia in New Iberia, Louisiana and by developing a deepwater facility near Lake Charles, Louisiana. However, while the Company was acquiring these companies and developing this additional capacity, the price of oil and gas decreased and drilling activity decreased, which resulted in a decrease in the demand for the Company's fabrication services. The current revenue level of the acquired companies is approximately one third of the historical revenue level at which they operated in 1997 and 1998. The Company believes that, as a result of its capital investment in acquisitions and facilities coupled with the decrease in demand, the Company currently has excess capacity. Accordingly, during 2001 the Company ceased operating two of its facilities at the Port of Iberia, and during 2002 relinquished its leases at those facilities. The Company believes that its deepwater facility in Lake Charles has the potential to develop revenue-producing capacity that is equal to that of the New Iberia operations. By closing the recapitalization and investment transaction with Midland Fabricators and Process Systems, LLC

("Midland") in August 2002, as described below, the Company was able to stabilize its overall financial condition and add experienced management to evaluate alternatives with respect to the Lake Charles facility. Since that time negotiations with possible joint venture partners that would operate the facility have been continuing. In the event the Company is unable to complete an arrangement whereby the facility can be operated, the Company may sell the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios, and concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and based on this analysis recorded an impairment loss of $5.1 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $5.4 million.

    ACQUISITIONS. The Company expanded its operations through the acquisition of the assets and business of Professional Industrial Maintenance, LLC effective January 1, 1998, which provided industrial plant maintenance and construction services to the southwest Louisiana area. As part of this acquisition, the Company also acquired lease rights to a 60-acre fabrication yard on an industrial canal, 12 miles southwest of Lake Charles, Louisiana. This facility has 40-foot water depth and access to the Gulf of Mexico through the Calcasieu Ship Channel, which is maintained by the U.S. Army Corp of Engineers. In June 2002, the Company stopped providing industrial plant maintenance services and sold the related assets. The Company is focusing on developing drilling rig repair and other structural fabrication business for its deep water facility.

    Effective July 24, 1998, the Company acquired all of the outstanding common stock of Allen Tank, Inc. ("Allen Tank"), in exchange for 819,000 shares of the Company's common stock, plus $1.2 million in cash and notes paid to a dissenting shareholder. Allen Tank (which was converted to a limited liability company and renamed Allen Process Systems, LLC) is located in New Iberia, Louisiana on property near the Company's Port of Iberia facilities. Allen Process Systems, LLC designs and manufactures specialized process systems related to the development of oil and gas reserves. This acquisition expanded the Company's ability to offer quality services and products in its core competencies and further strengthened its technological base.

    On July 24, 1998, the Company acquired LATOKA Engineering, Ltd. ("LATOKA") from certain of the Allen Tank Shareholders for 79,000 shares of UNIFAB common stock. LATOKA, whose name has been changed to Allen Process Systems, Ltd., is headquartered in London, England. Allen Process Systems, Ltd. designs and manufactures specialized process systems related to the development of oil and gas reserves primarily in Europe, the Middle East and the Far East.

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

    PRIVATE PLACEMENT AND RESALE REGISTRATION. On September 29, 2000, the Company completed a private placement in which it sold 1,300,000 shares of common stock to eight accredited investors for aggregate proceeds of $12,350,000 ($9.50 per share). Morgan Keegan & Company, Inc., for its services as placement agent, received a commission of $617,500 and a five-year warrant to purchase 60,000 shares of our common stock at an exercise price of $9.50 per share. The sales price of $9.50 per share was determined by the parties in arm's length negotiations, which ended on September 15, 2000. On that date, the reported high, low, and closing per share sales prices of Company stock was $11.50, $10.50, and $10.8125, respectively. The Company announced the completion of the private placement on October 3, 2000. The range of the reported prices per share of common stock from September 15, 2000 to October 3, 2000 was $9.625 to $13.00. The net proceeds of the private placement, which were applied to reduce the indebtedness under the Company's secured senior credit facility, were $11,732,500 after the commission to the placement agent but before offering expenses.

    The shares of common stock and the warrant were issued in private placement transactions under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and were exempt from registration under Section 4(2) of the Securities Act. Each of the purchasers was an accredited investor under Regulation D. The securities were not offered or sold by any form of general solicitation or advertising. The Company disclosed in writing to each purchaser prior to sale that the securities were not registered under the Securities Act and could not be resold unless they were registered under the Securities Act or unless an exemption from registration was available. The Company also placed a legend on each certificate or instrument evidencing the securities stating that the securities had not been registered under the Securities Act and referring to the restrictions on their transferability and sale.

    Pursuant to its agreement with the purchasers in the private placement and Morgan Keegan & Company, Inc., the Company filed on October 26, 2000 with the Securities and Exchange Commission a registration statement for the resale of the 1,300,000 shares sold in the private placement and the 60,000 shares underlying the warrant issued to Morgan Keegan & Company, Inc. The registration statement became effective January 5, 2001 and also included the 700,000 shares of common stock owned by a former director of the Company pursuant to a registration rights agreement between the Company and certain other shareholders of the Company, most of whom elected not to include their shares in the registration statement.

    MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION. In April 2002 the Company entered into an agreement with Midland Fabricators and Process Systems, LLC as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $0.35 per share. Midland's 738 shares of preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock as soon as the shareholders authorize additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts receivable.

    CHANGED FISCAL YEAR. On June 20, 2000, the board of directors of the Company approved the change of the end of the fiscal year of the Company from March 31 to December 31. The nine-month transition period of the Company beginning April 1, 2000 and ending December 31, 2000 is referred to as "Transition 2000" or "the nine month period ended December 31, 2000 throughout this Form 10-K. By changing its year end to December 31, the Company reports its quarterly and annual results on a comparable basis with many other public companies in the oil and gas industry.

DESCRIPTION OF OPERATIONS

    The Company's primary activity is the fabrication of decks and modules for offshore oil and gas drilling and production platforms, including the design and manufacturing of production processing systems for application throughout the world. The Company has extensive experience in the fabrication of decks and modules with complex piping requirements and believes that its reputation for efficient, timely and high quality production of these structures has historically given it a competitive advantage in obtaining projects of this type. The Company also fabricates jackets for fixed production platforms for use in up to 300 feet of water. Other structures fabricated by the Company include buoyancy cans for deep water oil and gas production facilities, pilings and other rolled tubular steel sections, modules of drilling and production equipment, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors, other structures used in production and development activities and production processing systems and other modules for the onshore petrochemical and refining industries. The Company can construct, and has in the past constructed, platform drilling rigs, posted drilling rigs and barges, and liftboats.

    FABRICATION OF DECKS, PROCESS EQUIPMENT AND OTHER OFFSHORE PLATFORM COMPONENTS. The Company fabricates decks and modules for fixed and floating offshore platforms as well as jackets for fixed offshore platforms. A fixed platform is the traditional type of platform used for the offshore drilling and production of oil and gas. Most fixed platforms currently in use are of the traditional jacket-type design. Recently there has been an increase in the use of floating platforms as a result of increased drilling and production activities in deeper waters. Floating platforms are of three basic types: tension-leg platforms, spar platforms and floating production facilities. Fixed platforms are generally better suited for shallower water depths, whereas floating platforms, although they can be used in any water depth, are primarily used in water depths greater than 1,000 feet. Because they are mobile (and can therefore be reused), floating platforms are sometimes used in water depths that could accommodate fixed platforms, particularly where the petroleum reservoir has a relatively short production life.

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

    Through its wholly owned subsidiaries, Allen Process Systems, LLC in New Iberia, Louisiana, and Allen Process Systems Limited in London, England, the Company designs and manufacturers pressure vessels and other production process equipment for use primarily on offshore production platforms. Production process systems include oil and gas separation systems, dehydrators and desalters, glycol dehydrators and the associated mechanical, structural and electrical instrumentation and components of these systems. The Company can fabricate these systems at its facility in New Iberia, Louisiana, using a wide range of alloys as well as carbon steel. The design process utilizes state-of-the-art, computer-aided design and drafting technology to deliver high quality, accurate design and fabrication drawings. In some instances, the customer may supply equipment and pressure vessels. Compression Engineering Services, a division of Allen Process Systems, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation and equipment sourcing and inspection.

    While the structural portion of a deck or module is being assembled, process piping is fabricated in the Company's pipe shop. Piping is made into spools by fitting and welding together pipe and pipe fittings. To the extent possible, pipe supports and pipe spools are installed onto the various structural subassemblies of a deck or module before final assembly. The completed structural subassemblies are then lifted, positioned and welded together. Finally, the oil and gas process equipment along with the remaining pipe supports and pipe spools, valves and electrical and instrumentation components are installed and connected. The Company has installed both carbon and alloy steel piping and has also installed process piping for sour gas service, which requires adherence to more stringent industry code requirements. The Company typically procures most of the piping, pipe fittings, valves, instrumentation and electrical materials in accordance with the customer's specifications as set forth in the fabrication contract.

    The Company performs a wide range of testing and commissioning activities. Virtually every contract requires, at a minimum, nondestructive testing of structural and piping welds, piping hydrostatic pressure testing and loop testing of instrumentation and electrical systems. The Company also commonly performs commissioning of certain process subsystems. A series of protective coatings is applied to the critical areas of the deck or module to resist the extremely corrosive conditions in an offshore environment. The Company generally subcontracts certain parts of the work to qualified subcontractors, particularly electrical and instrumentation and painting.

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

    PLATFORM REFURBISHMENT. The Company is active in the market for the refurbishment of existing jackets and decks. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs and maintenance work and, in some cases, modification. There is a substantial number of structures stored by customers on Company premises, pending instructions from the customer to commence refurbishment. Refurbishment work is most often conducted on a time and materials basis because generally the scope of the work to be done on the platform being refurbished is refined as the refurbishment is performed and cannot be predicted with 100% accuracy. As a result, a contract to refurbish a deck has a lower effect on the Company's measured backlog at a given date than a contract for a new build deck of the same size.

    DRILLING RIG REPAIR AND REFURBISHMENT. The Company performs maintenance, refurbishment and upgrade services on deep-water, semi submersible drilling rigs and jack up rigs at its deep-water facility near Lake Charles, Louisiana. Water channel depth limits access to the Port of Iberia, and as a result equipment and vessels that draw more than 12 ft. cannot be brought into the Port of Iberia. At the Company's Lake Charles facilities, which have no such restrictions, the Company has developed the physical capabilities to support refurbishment upgrades of jack up and semi submersible drilling rigs for deep water use and, as required by customer demand, to support new construction and conversion activities for drilling rigs. The Lake Charles facility also has fabrication shops, super-stabilized yard area and load out capabilities to support fabrication of new platforms and platform components that are larger and heavier than those that can be loaded out at the Company's facilities in New Iberia, Louisiana. At December 31, 2002 there was no backlog of business for the Lake Charles facility. The Company believes that its deepwater facility in Lake Charles has the potential to develop revenue-producing capacity that is equal to that of the New Iberia operations. By closing the Midland transaction in August 2002, the Company was able to stabilize its overall financial condition and add experienced management to evaluate alternatives with respect to the Lake Charles facility. Since that time negotiations with possible joint venture partners that would operate the facility have been continuing. In the event the Company is unable to complete an arrangement whereby the facility can be operated, the Company may sell the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios and concluded the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows, and based on this analysis, recorded an impairment loss of $5.1 million, which reduced the recorded net value of the facility to its estimated fair value of $5.4 million based on discounted cash flows.

    FIELD SERVICE AND COMMISSIONING. The Company maintains a staff of experienced, highly trained technicians to provide 24-hour services for trouble shooting and commissioning of oil and gas production facilities around the world. These services are mainly performed on a time and material basis.

FACILITIES AND EQUIPMENT

    FACILITIES. The Company's corporate headquarters and main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana, approximately 20 miles southeast of Lafayette, Louisiana and 30 miles north of the Gulf of Mexico. These fabrication facilities include approximately 171 acres developed for fabrication, one 12,000 square-foot office building that houses administrative staff, approximately 292,000 square feet of covered fabrication area, and approximately 100,000 square feet of warehouse and other storage area. The facilities also have approximately 8,000 linear feet of water frontage, of which 3,000 feet is steel bulkhead that permits outloading of heavy structures.

    The structures that the Company fabricates are transported from the New Iberia facilities by barge to the Gulf of Mexico and other offshore locations by offshore construction companies. The slip, bulkhead and loadout facilities of the Company enable it to produce decks and deck components weighing up to 6,500 tons at its Port of Iberia facilities. Due to the limitations of the various access routes from the Port of Iberia to the Gulf of Mexico, however, a barge carrying a structure weighing over approximately 4,000 tons could not currently move from the Company's Port of Iberia facilities to the Gulf of Mexico without special efforts, including dredging, which would add costs to the project that the customer may be unwilling to bear. One main route to the Gulf of Mexico from the Port of Iberia, the Freshwater Bayou Channel, has locks that prevent the passage of structures more than 80 feet in width. A by-pass channel around these locks has been dredged by the State of Louisiana to remove silt build-up and currently permits passage around the locks without any significant width restrictions. Traffic through the by-pass has permitted the by-pass to remain passable for several years without additional dredging. Additional dredging of the by-pass may be required, however, and the State of Louisiana may not continue to provide it. If the by-pass were not maintained, the Company would be unable to deliver from its Port of Iberia facilities structures weighing over 4,000 tons unless it incurred substantial additional dredging costs. This would reduce the capacity of the Company and decrease its ability to obtain profitable projects.

    The Company's facility in Lake Charles, Louisiana is located on an industrial canal at the intersection of the Intracoastal Canal and the Calcasieu Ship Channel, 12 miles south of Lake Charles and 20 miles from the Gulf of Mexico. The industrial canal is dredged to a 40-foot water depth with a bottom width of 400 feet. The facility is currently being leased from the Lake Charles Harbor & Terminal District under a lease with 13 years remaining, including option periods, and with options to lease up to an additional 68 acres. The facility has 67,400 square feet of covered fabrication area, approximately 9,500 square feet of covered warehouse area and administrative support facilities on the site. The facility has 1,100 linear feet of steel bulkhead water frontage. The access from this facility to the Gulf of Mexico imposes no weight or size limitations on any structure fabricated or refurbished at the facility, but the facility does not currently have equipment and personnel with capabilities as extensive as those at the Company's New Iberia facilities. At December 31, 2002, there were no significant operating activities, minimal equipment and no personnel at the facility.

    The Company evaluates its facility needs on a recurring basis. As a result of underutilization, during 2001 the Company ceased operating its 22-acre barge repair facility at the Port of Iberia, the operating base for Oil Barges, Inc. The Company did not expect to adequately utilize this facility in the near future until operating volume increased substantially. As a result, the additional facilities at the former OBI yard were determined to be excess, requiring incremental overhead costs such as management and supervision, utilities, equipment, etc. The former OBI facility provided no unique capabilities and therefore during 2002 the Company released the facility to the Port of Iberia. The Company also released a second fabrication facility, also at the Port of Iberia. This second facility, approximately 10 acres, was also determined to provide capacity in excess of the current and foreseeable needs of the Company. These facilities may be leased to companies that may compete with the Company on projects in the future. In the final assessment, the Company concluded that the cost of maintaining these facilities without adequate work exceeded the risk associated with releasing the facility and having new competitors in the Port of Iberia. Other similar capacity reductions could occur in the future when business circumstances support such action.

    The Company also leases administrative offices in London, England and a sales office in Houston, Texas.

    EQUIPMENT. The Company's main fabrication facilities house its Bertsch steel plate bending rolls with capacities to roll up to 4" steel plate into structural components. These plate rolls allow the Company to provide 100% of its rolling needs and enable the Company to reduce the risk of cost overruns and delays in project completion. In addition, the Company sells rolled steel goods to other fabricators on a subcontracting basis. The Company also uses a Huber oven for stress relief and heat treatment of high-pressure vessels. This oven allows the Company to bend steel plate up to 5
 1/2" thickness. The Company owns a grit blast system that can blast steel at a rate approximately ten times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

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

MATERIALS

    The principal materials used by the Company in its fabrication business -- standard steel shapes, steel plate, piping, pipe fittings, valves, welding gases, fuel oil, gasoline and paint -- are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source. Significant increases in the costs of these items that cannot be passed on to the customer will adversely impact our results.

SAFETY AND QUALITY ASSURANCE

    Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations. The Company provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and training programs as required by OSHA regulations. The Company also employs several safety technicians. The Company has a comprehensive drug-testing program and conducts periodic random employee health screenings. In its ongoing commitment to a safe and healthy work environment, the Company from time to time contracts with a third-party safety consultant to provide training and suggestions from a licensed emergency medical technician. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and high-quality employees.

    The Company fabricates to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and specific customer specifications. The Company uses welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs are conducted to upgrade skilled personnel and maintain high quality standards. In addition, the Company maintains on-site facilities for the x-ray of all pipe welds, which process is performed by an independent contractor. Management believes that these programs generally enhance the quality of its products and reduce related repair rates.

    Allen Process Systems, LLC is certified as an ISO 9001 fabricator. ISO 9001 is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production. The certification is subject to annual review and recertification.

CUSTOMERS AND CONTRACTING

    The Company's customers are primarily major and independent oil and gas companies and offshore marine construction contractors. Fixed platforms and other structures fabricated by the Company are used primarily in the Gulf of Mexico and offshore West Africa. Process equipment manufactured by the Company is in use world wide.

    A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. The following table provides information with respect to customers who accounted for more than 10% of the Company's revenue for the years ended December 31, 2002 and 2001 and for the nine month period ended December 31, 2000:

                                             CUSTOMER                % OF REVENUE
                               ----------------------------------    ------------
Year ended December 31, 2002   Dominion Offshore                          17
Year ended December 31, 2001   BP Amoco                                   19
Transition 2000                BP Amoco, Unocal/Spirit Energy 76          21

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

    Historically, the Company's customers in awarding contracts have considered such factors as the availability, capability, reputation and safety record of a contractor, but price and the ability to meet a customer's delivery schedule have been the principal factors on which the Company is awarded contracts. During 2001 and most of 2002, the Company was impeded in obtaining contracts by customer concerns as to the Company's potential insolvency. The Company believes that those concerns should be eliminated by the financial restructuring that occurred on August 13, 2002 in connection with the transactions with Midland, as discussed in "Management's Discussion and Analysis." The Company's contracts generally vary in length from one to 18 months depending on the size and complexity of the project.

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

    The following table sets forth for the periods presented the percentage of the Company's revenue derived from each type of contract used by the Company:

                                                                         NINE MONTHS
                                YEAR ENDED           YEAR ENDED             ENDED
                               DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
  TYPE OF CONTRACT (1)             2002                 2001                2000
-------------------------- --------------------- -------------------- ------------------

Fixed-Price..............          67.0%                 62.5%              58.9%
Time and Materials.......          31.4%                 37.5%              41.0%

----------
(1) Remaining revenues were derived from platform storage and compressor leasing activities

SEASONALITY

    The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the United States Gulf Coast throughout the year. As a result, the Company's revenue, gross profit and net income during the quarter ending December 31 are subject to being disproportionately low as compared to the quarters ending June 30 and September 30, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters. In particular, during 2002, the financial condition of the Company and the lack of bonding capacity prevented the Company from bidding and reduced the number of projects that the Company was able to perform. This impacted the normal seasonal trends that had been experienced in the past. The Midland recapitalization and investment transaction that closed on August 13, 2002 has provided the Company with the capability to again qualify for bonds, and has stabilized the financial condition of the Company. The table below indicates for each quarter of fiscal years ended December 31, 2002 and 2001, and Transition 2000 the percentage of annual revenue and net income earned and the number of direct labor hours worked in each quarter.

                                      DECEMBER 31, 2002               DECEMBER 31, 2001            TRANSITION 2000
                                ----------------------------    ----------------------------    --------------------
                                1ST     2ND     3RD     4TH     1ST     2ND     3RD     4TH     1ST     2ND     3RD
                                QTR.    QTR.    QTR.    QTR.    QTR.    QTR.    QTR.    QTR.    QTR.    QTR.    QTR.
                                ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Revenue ......................    30%     25%     17%     28%     27%     28%     24%     21%     33%     37%     29%
Net income (loss) ............   (10%)   (17%)   (17%)   (56%)    (5%)    (2%)   (79%)   (14%)    (4%)   (29%)   (68%)
Direct labor hours worked
  (in thousands) .............   160     120     106      94     315     382     302     177     271     351     312

Recent reductions in industry activity levels may tend to increase the affects of seasonality on the Company's operations.

COMPETITION

    The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Projects are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months or more prior to commencement. Since 1992, there has been consolidation in the industry as several marine fabrication companies have combined with other companies or ceased operations altogether. The domestic fabricators that operate in the custom fabrication market, several of which are substantially larger and have greater resources and capabilities than the Company, compete intensely for available projects. For international projects, the Company competes with many of the same domestic fabricators, as well as with numerous foreign fabricators, most of which are substantially larger and have greater financial resources and capabilities than the Company.

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

    The Company's competitive pricing, expertise in fabrication of offshore marine structures, expertise in design and manufacture of production process systems and its long-term relationships with international customers have enabled it in the past to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. The additional transportation costs incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, collection risks on projects payable in a foreign currency and other factors, the Company may find it increasingly difficult to remain competitive with foreign contractors for projects designed for use in international waters.

    Because of its poor financial condition, the Company was severely affected by competition in 2002 and 2001. In some cases, the Company was not asked to bid on long term projects. In other cases, the Company did not have the resources to provide financial bonds for its performance and was therefore not able to submit bids on significant projects. The Midland recapitalization and investment transaction on August 13, 2002 has provided the Company with the capability to again qualify for bonds, has stabilized the financial condition of the Company, and has added experienced management personnel who are well recognized in the industry. As a result of this transaction, the Company expects to again compete effectively for projects in the coming year.

BACKLOG

    As of December 31, 2002, the Company's backlog was approximately $22.5 million, substantially all of which management expects to be performed before December 31, 2003. At December 31, 2001, the Company's backlog was approximately $8.3 million.

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

    In addition to the Company's operations, other industrial operations have been conducted in the past by other entities on the properties now used by the Company. Although the Company does not believe that there is any material remediation requirements on its properties, it is possible that these past operations may have caused unknown environmental conditions that might require future remediation.

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

INSURANCE

    The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. The Company also maintains general liability insurance, workers' compensation liability and maritime employer's liability insurance. All policies are subject to deductibles and other coverage limitations. Although management believes that the Company's insurance protection is adequate, we cannot be sure that the Company will be able to maintain adequate insurance at rates which are commercially reasonable, nor that coverage is adequate to cover all claims that may arise. The insurance policies that are currently in place do not cover claims arising from acts of terrorism. Management has evaluated the risk of such acts to the Company and believes it to be low.

EMPLOYEES

    The Company's workforce varies based on the level of ongoing operating activity at any particular time. As of December 31, 2002, the Company employed approximately 231 full-time production employees at its three operating facilities, two of which are located in New Iberia, Louisiana and one in Lake Charles, Louisiana. The Company also engages the services of subcontractors to perform specific tasks in connection with certain projects. Management estimates these subcontractors have in the past provided over 350 workers depending on the volume and nature of Company projects. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that it has positive working relationships with its employees.

    The Company's ability to compete depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends, among other things, on its ability to increase its workforce. While the supply of production workers has been historically limited, the recent reduced demand for the Company's products and services has stabilized the demand for such services. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurs in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

CAUTIONARY STATEMENTS

    Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Business and Properties," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include, but are not limited to, the risks described immediately below and elsewhere in this report.

THE DEMAND FOR OUR SERVICES IS CYCLICAL AND DEPENDS ON THE LEVEL OF ACTIVITY IN THE OIL AND GAS INDUSTRY; DECREASES IN OIL AND GAS ACTIVITY COULD REDUCE DEMAND FOR OUR SERVICES AND RESULT IN LOWER REVENUE.

    We fabricate decks, jackets and modules of drilling and production equipment, and design and fabricate production process equipment for offshore oil and gas platforms. We also repair and refurbish drilling rigs. The purchasers of our products and services are oil and gas companies and installation contractors for oil and gas companies. Thus, the demand for our services depends on the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies that operate in offshore oil and gas producing areas throughout the world. Oil and gas prices have remained high, but drilling activity has not increased and remains depressed as compared to activity levels at the end of 2000 and the beginning of 2001.

    A prolonged reduction in oil or natural gas prices in the future or expectations of such a reduction would likely depress offshore drilling and development activity. A substantial reduction of this activity could reduce demand for our services and could substantially reduce our revenues.

OUR FINANCIAL CONDITION DETERIORATED DURING 2001 AND 2002, AND ALTHOUGH WE HAVE BEEN RECAPITALIZED AND OUR FINANCIAL CONDITION IS NOW STABLE, OUR PREVIOUS SITUATION MAY PREVENT OIL AND GAS COMPANIES FROM USING OUR SERVICES.

    Customers may not permit the Company to bid on long-term construction projects due to the financial condition of the Company and the substantial deterioration in that condition experienced during 2001 and 2002. We have applied substantial efforts and resources to reestablish our good name and acquaint the market and our customers with the recapitalization and investment transaction with Midland, but this process is slow.

OUR BUSINESS REQUIRES A STEADY SUPPLY OF SKILLED WORKERS, AND WE MAY NOT BE ABLE TO RETAIN AND ATTRACT ENOUGH OF THEM, IN WHICH CASE OUR RESULTS WILL LIKELY BE IMPAIRED.

    Our financial results depend substantially on our ability to retain and attract skilled construction workers, primarily welders, fitters and equipment operators. We currently employ approximately 231 skilled workers, which is significantly lower than the number we employed in fiscal 1999, Transition 2000 and in the first half of 2001 during periods of greater activity. We may not be successful in increasing our workforce to meet any future increases in demand for our services, in which case we may lose contracts and, for contracts we obtain, our profit margins may be reduced as a result of the need to pay overtime rates to a limited workforce. The demand for skilled workers in south Louisiana is high and the supply of skilled workers is extremely limited, and we may not succeed in increasing the size of our workforce through acquisitions, training, or new hiring programs. Although we believe that a large number of trainable workers reside reasonably close to our facilities, we may not be successful in recruiting and training them due to a variety of factors, including the current skill levels of workers, the potential inability or lack of desire by workers to commute to our facilities or to relocate to areas closer to them, and competition for workers from other industries. While we believe that our wage rates are competitive and that our relationship with our skilled workforce is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled workforce, increases in the wage rates paid, or both. If either of these events occurs, in the near term our profits from work in progress would be reduced or eliminated and, in the long term our production capacity and revenues could be diminished and our growth potential could be impaired.

IF CUSTOMERS TERMINATE PROJECTS OUR REPORTED BACKLOG COULD DECREASE, WHICH COULD SUBSTANTIALLY REDUCE OUR REVENUE.

    Our backlog is based on our estimate of the remaining labor, material and subcontracting costs to be incurred for projects on which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent, or other forms of authorization. Our customers retain the right to change or to terminate most projects in our backlog, either of which could substantially change the amount of backlog currently reported. In the case of a termination, the customer is generally required to pay for our work performed and materials purchased through the date of termination, and in some cases, pay us termination fees. Due to the large dollar amounts of backlog estimated for each of a small number of projects, however, amounts included in our backlog could decrease substantially if one or more of these projects were to be terminated by our customers. Approximately 75% of our backlog at December 31, 2002 was attributable to four projects. Termination of one or more of these large projects could have a material adverse effect on our revenue for 2003.

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

PRODUCTS THAT WE FABRICATE FOR INSTALLATION INLAND OR OFFSHORE CERTAIN FOREIGN COUNTRIES EXPOSE US TO COLLECTION RISKS; LAWS AND REGULATIONS IN CERTAIN COUNTRIES MAY IN THE FUTURE PUT US AT A COMPETITIVE DISADVANTAGE WITH LOCAL FABRICATORS IN THOSE COUNTRIES.

    Most of the structures that we fabricate, even those made for overseas installation, are delivered to our customers at our Port of Iberia facility and, upon making delivery at that facility, we receive payment in United States dollars.

    For structures made for installation inland or offshore certain countries, however, particularly Brazil, Egypt, and Mexico, as to which either our customer or the ultimate recipient of our work is a state-owned oil and gas company, payment is subject to delays in collection and a risk of non-collection. The amount of our accounts receivable for foreign deliveries to Brazil, Egypt, India, West Africa and Mexico not secured by letters of credit was approximately $2.3 million as of December 31, 2002. The write-off of all or a substantial amount of those receivables in 2003 or comparable amounts in future years could result in a significant reduction in our current assets and net income.

    Brazil has adopted, and we believe that Venezuela is considering the adoption of, laws and regulations that favor or require the awarding of contracts to local contractors or that require foreign contractors to employ citizens of a particular jurisdiction or purchase supplies from a particular jurisdiction. Some of the foreign countries in which we do business also impose import-export quotas, import duties and fees, and foreign taxes on our goods and services. Although none of these quotas, duties, fees, taxes or regulations currently materially impact our business or any of our international projects, their possible future effect would be to put us at a competitive disadvantage to fabricators from those countries and this could impede our continued presence or growth in those countries.

WE COULD INCUR LOSSES UNDER OUR FIXED-PRICE CONTRACTS AS A RESULT OF COST OVERRUNS OR DELAYS IN DELIVERY.

    Most of our projects are performed pursuant to fixed-price contracts, although some projects are performed on a time and materials basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. We are responsible for all cost overruns, which could occur for various reasons, including errors in estimates or bidding, changes in the availability and cost of labor and material and variations in productivity from the original estimates. This could result in reduced profitability or losses on projects and, depending on the size of a project, could significantly reduce our earnings in any fiscal quarter or year. Most of our fixed-price contracts also provide for liquidated damages for late delivery. If we were to miss the delivery date specified by any of our contracts, whether due to equipment problems, labor shortages, adverse weather conditions or other causes, we could be subject to liquidated damages that could significantly reduce our profitability.

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

THE LOSS OF A SIGNIFICANT CUSTOMER COULD RESULT IN A SUBSTANTIAL LOSS OF
REVENUE.

    A large portion of our revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For example, customers individually accounting for more than 10% of our annual revenue accounted as a group for 17% (one customer), 19% (one customer), and 21% (two customers) of revenue for the years ended December 31, 2002 and 2001, and for the nine month period ended December 31, 2000.

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

    The offshore platform fabrication industry is highly competitive and influenced by events largely outside the control of offshore platform fabrication companies. Contracts for our services are generally awarded on a competitive bid basis with customers usually requesting bids on projects from one to three months prior to commencement. Price and the contractor's ability to meet a customer's delivery schedule are the principal factors in determining which qualified contractor is awarded a contract for a project. We compete with both large and small companies, and some of them have greater financial and other resources than we do. Small companies that can perform some of the kinds of fabrication work that we do have entered the market over the last few years. Thus, the number of companies that perform fabrication services to the oil and gas industry has increased. The intense competition we face in our industry, especially in periods of low demand, keeps us from raising our prices and can limit or decrease our revenue. Until bidding activity by oil and gas companies results in the awarding of new fabrication contracts, particularly contracts for larger structures, the bidding on smaller projects will remain very competitive. In order to obtain sufficient work to maintain a productive workforce, we must reduce prices on these smaller projects. These prices can be below our cost and, if demand for our fabrication services remains low, we may be required to make further reductions in the number of skilled craftsmen and supervisors we employ and other cost reductions. After we reduce our workforce, we may not be able to replace them in sufficient numbers to respond to increased demand.

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

    Our success depends on, among other things, the continued active participation of our officers and key operating personnel. We currently have no employment contracts with our key employees except for two key employees in our fabrication operations. The loss of the services of any of our key employees could result in inefficiencies in our operations, lost business opportunities, or the loss of one or more of our customers.

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

ITEM 3. LEGAL PROCEEDINGS.

    In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings are not likely to have a material adverse effect on the Company's consolidated financial statements.

    In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the Plaintiffs, 7) the Company wrongfully commingled funds belonging to the Plaintiffs that resulted in seizure of taxes, interest and penalties, and 7) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the Plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $400,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. We anticipate that this matter will go to trial during the second half of 2003. At December 31, 2002 the Company had recorded no reserve with respect to this lawsuit.

    On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company has engaged a qualified environmental inspection company to perform a phase one study of the premises, which should be completed in the first week of April 2003. The Company intends to vigorously defend against any attempt to place the Company in breach of the lease.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 27, 2002, the Company held its Annual Meeting of Shareholders at the Company's headquarters in New Iberia, Louisiana. At the Annual Meeting, shareholders approved five proposals as follows.

    Proposal One, to amend our articles of incorporation to declassify our board of directors and require the annual election of all our directors, was approved by 75,272,458 votes in favor (including all 738 shares of the Series A Participating Preferred Stock, representing 73,800,000 shares of common stock), 200 votes against and 53 abstentions.

    Proposal Two, to elect eight directors to serve until our 2003 annual meeting or until their respective successors are duly elected and qualified, was approved as follows:

                                                Votes against or
     Name of director         Votes in favor*       withheld            Abstentions
---------------------------- ----------------- -------------------- --------------------
1. Frank J. Cangelosi, Jr.      75,272,387              324                  --
2. William A. Downey            75,221,711           51,000                  --
3. Daniel R. Gaubert            75,272,187              524                  --
4. William A. Hines             75,272,411              300                  --
5. Donald L. Moore              75,272,387              324                  --
6. Allen C. Porter, Jr.         75,221,611           51,100                  --
7. Perry Segura                 75,272,411              300                  --
8. George C. Yax                75,272,387              324                  --

    * Includes all 738 shares of Series A Participating Preferred Stock owned by Midland Fabricators and Process Systems, LLC, representing 73,800,000 votes

    Proposal Three was an alternative proposal to elect two Class II directors in the event that Proposal One was not adopted. Since Proposal One was adopted, the results of Proposal Three are not operative.

    Proposal Four, to ratify the appointment of Deloitte & Touche LLP as our independent auditors to audit our financial statements for the year ended December 31, 2002, was approved by 75,272,464 votes in favor, no votes against and 247 abstentions.

    Proposal Five, to amend our Long-Term Incentive Plan to increase the number of shares subject to the plan to 2,500,000 shares from 460,000 shares and to increase the shares of our common stock that can be granted to a single participant in a calendar year through awards under the plan to 250,000 from 200,000, was approved by 75,215,867 votes in favor, 56,768 votes against and 76 votes abstentions.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices of each of the executive officers of the Company as of December 31, 2002:

          NAME             AGE                 POSITION
------------------------- ----- ------------------------------------------

Allen C. Porter, Jr...     70   President and Chief Executive Officer
William A. Downey.....     56   Executive Vice President and Chief
                                Operating Officer
Martin K. Bech........     34   Vice President, Secretary and General
                                Counsel
Glenn D. Gros.........     53   Vice President
Peter J. Roman........     52   Vice President and Chief Financial Officer

    Allen C. Porter, Jr. was named President and Chief Executive Officer effective August 13, 2002. Mr. Porter is also the President of Allen Process Systems, LLC, a wholly owned subsidiary of our Company, and was the founder and President of Allen Tank, Inc., the predecessor of Allen Process Systems, LLC. From 1998 to 2000, Mr. Porter was a construction manager for Versatruss Americas LLC, a designer and manufacturer of offshore heavy lift systems. From 2000 through his joining our company in August 2002, Mr. Porter was the Executive Vice President of Yarbrough Cable Co., a Versabar company.

    William A. Downey was named Executive Vice President and Chief Operating Officer effective August 13, 2002. Mr. Downey is also the President of Universal Fabricators, LLC, a wholly owned subsidiary of our company. From May 1985 through January 2000, Mr. Downey served as Vice President of Operations for Gulf Island Fabrication, Inc., a publicly traded company engaged in the fabrication of platforms and structures used in the development and production of oil and gas. Mr. Downey was also the President of Gulf Island, LLC, a subsidiary of Gulf Island Fabrication, Inc., from January 2000 through June 2000.

    Martin K. Bech was hired as General Counsel of the Company on April 16, 2001 and was appointed Secretary of the Company on June 1, 2001 and Vice President of the Company on August 2, 2001. Mr. Bech earned two bachelor's degrees from Louisiana State University in 1990 and his Juris Doctorate from Loyola University School of Law in New Orleans in 1996. Mr. Bech was an associate in the New Orleans office of the regional law firm of Phelps Dunbar, LLP from March 1997 until March 2001.

    Glenn D. Gros was appointed Vice President of the Company on August 2, 2001. Mr. Gros has over 28 years of experience in the industry, including 24 years with J. Ray McDermott coordinating major oil and gas fabrication projects. Mr. Gros also has a strong background in estimating, project management and automating in the fabrication and manufacturing sectors. Mr. Gros is a registered Professional Engineer.

    Peter J. Roman was appointed Vice President and Chief Financial Officer of the Company on June 30, 1997 and served as Secretary of the Company from May 1, 1998 until June 1, 2001. From June 1984 until June 1997, Mr. Roman was a certified public accountant with the international accounting firm of Ernst & Young LLP, attaining the level of senior manager. Mr. Roman earned a Bachelor of Sciences degree from Louisiana State University in 1984 and is a member of the Louisiana State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SHAREHOLDER PROPOSALS

    In the proxy statement for our December 31, 2002 annual meeting of shareholders, we stated that shareholders submitting proposals for inclusion in the proxy statement for our 2003 annual meeting of shareholders should do so by August 15, 2003. That deadline has been changed, however, because the date of our 2003 annual meeting has changed by more than 30 days from the date of our 2002 annual meeting. Shareholders who want the Company to consider including a proposal in this year's proxy statement, must deliver it in writing to Martin K. Bech, Secretary, Unifab International, Inc., 5007 Port Road, New Iberia, LA 70562, by April 16, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq SmallCap Market under the symbol "UFABC." At March 20, 2003, the Company had approximately 1,117 holders of record of its Common Stock. Effective June 12, 2002, the Company transferred its common stock listing to the Nasdaq SmallCap Market. The transfer to the Nasdaq SmallCap Market resulted in a more favorable cost structure and less stringent listing requirements than that of the Nasdaq National Market. The "C" appended to the trading symbol represents the conditional nature of the Company's listing because the Company does not currently meet the Nasdaq SmallCap Market's $1.00 per share minimum bid price listing requirement. To maintain its listing on the Nasdaq SmallCap Market, the Company must demonstrate a closing bid price of at least $1.00 per share on or before May 27, 2003. Nasdaq has proposed modifications to its bid price rules which, if approved by the Securities and Exchange Commission, would extend this deadline to August 8, 2003. The Company expects that, if necessary, it will propose a reverse stock split in order to achieve the $1.00 per share minimum bid requirement.

    The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq SmallCap and National Markets, for each fiscal quarter in the years ended December 31, 2002 and 2001.

                                                                HIGH        LOW
                                                               -------     ------
December 31, 2002
    First Quarter                                              $  0.84     $ 0.16
    Second Quarter                                                1.30       0.20
    Third Quarter                                                 0.94       0.20
    Fourth Quarter                                                0.39       0.16

December 31, 2001
    First Quarter                                              $ 10.31     $ 6.25
    Second Quarter                                                6.75       4.12
    Third Quarter                                                 5.08       1.53
    Fourth Quarter                                                2.00       0.57

    The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business and, therefore, does not plan to pay any cash dividends to holders of its Common Stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

                                                                                  Number of securities
                             Number of securities                                remaining available for
                               to be issued upon        Weighted-average      future issuance under equity
                                  exercise of           exercise price of          compensation plans
                             outstanding options,     outstanding options,        (excluding securities
                              warrants and rights      warrants and rights      reflected in column (a))
      Plan Category                   (a)                      (b)                         (c)
--------------------------- ------------------------ ------------------------ ------------------------------
Equity compensation plans
   approved by security
   holders(1)                           731,333                  $2.93                    1,768,667(3)

Equity compensation plans
   not approved by
   security holders(2)                   93,600                  $7.12                      471,400(3)
                            ------------------------ ------------------------ ------------------------------

Total                                   824,933                  $3.42                    2,240,067
                            ======================== ======================== ==============================

----------

(1) Reflects options granted under our company's long-term incentive plan.

(2) Reflects options granted under our company's employee long-term incentive plan.

(3) All of the referenced shares may be issued to participants through incentive stock options, nonqualified stock options, restricted stock or "other stock-based awards" (which are based in whole or in part on the value of our Common Stock).

EMPLOYEE LONG-TERM INCENTIVE PLAN

    In 2000, our board of directors adopted our employee long-term incentive plan (the "2000 plan") to provide long-term incentives to our key employees who are not officers or directors of our company. The 2000 plan has not been approved by our shareholders. Under the 2000 plan, which is administered by the chairman of our board and our chief executive officer, our company may grant incentive stock options, nonqualified stock options, restricted stock, other stock-based awards or any combination thereof to our key employees. The committee reviews and approves awards made under the 2000 plan and approves the exercise price of any stock options granted under the 2000 plan. The exercise price may not be less than the fair market value of our common stock on the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below for each of the past five fiscal periods should be read un conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Effective December 31, 2000, the Company changed its fiscal accounting year end to December 31, each year. The table below also presents comparative information for the twelve months ended December 31, 2000.

                                                                                        Nine Months
                                                     Year ended December 31,               ended          Year ended March 31,
                                           ------------------------------------------   December 31,  ----------------------------
                                               2002          2001            2000(4)       2000          2000            1999(1)
                                           -----------   -----------      -----------   -----------   -----------      -----------
                                                              (Dollars in thousands, except per share data)

Statement of Operations Data:
  Revenue                                  $    33,286   $    81,733      $    77,692   $    60,385   $    73,124      $   103,866
  Cost of revenue                               39,260        79,244           80,876        63,387        66,431           85,311
                                           -----------   -----------      -----------   -----------   -----------      -----------
   Gross profit (loss)                          (5,974)        2,489           (3,184)       (3,002)        6,693           18,555
  Other operating expenses(5)                    5,425        20,276
  General and administrative expense             7,242         7,417            8,704         6,685         8,160            9,058
                                           -----------   -----------      -----------   -----------   -----------      -----------
  Operating income (loss)                      (18,641)      (25,204)         (11,888)       (9,687)       (1,467)           9,497
  Other income (expense), net                   (1,876)       (2,761)          (2,070)       (1,627)       (1,289)            (890)
                                           -----------   -----------      -----------   -----------   -----------      -----------
  Income (loss) before income taxes            (20,517)      (27,965)         (13,958)      (11,314)       (2,756)           8,607
  Income tax expense (benefit)                      --         1,316           (4,832)       (4,048)         (685)           2,264
                                           -----------   -----------      -----------   -----------   -----------      -----------
  Net income (loss)                        $   (20,517)  $   (29,281)     $    (9,126)  $    (7,266)  $    (2,071)     $     6,343
                                           ===========   ===========      ===========   ===========   ===========      ===========
  Earnings (loss) per share
   Basic                                   $     (0.56)  $     (3.60)     $     (1.28)  $     (1.00)  $     (0.31)     $      1.06
                                           ===========   ===========      ===========   ===========   ===========      ===========
   Diluted                                 $     (0.56)  $     (3.60)     $     (1.28)  $     (1.00)  $     (0.31)     $      1.06
                                           ===========   ===========      ===========   ===========   ===========      ===========
  Weighted average shares outstanding(6)
   Basic                                        36,699         8,142            7,154         7,270         6,723            5,972
   Diluted                                      36,699         8,142            7,154         7,270         6,723            5,972
  Cash dividends declared per common
   share (2)                               $        --   $        --      $        --   $        --   $        --      $        --
Pro forma data: (3)
  Income before income taxes                                                                                           $     8,607
  Pro forma provision for income taxes                                                                                       2,863
                                                                                                                       -----------
  Pro forma net income                                                                                                 $     5,744
                                                                                                                       ===========
  Pro forma basic earnings per share                                                                                   $      0.96
                                                                                                                       ===========
  Pro forma diluted earnings per share                                                                                 $      0.96
                                                                                                                       ===========
Other financial data:
  Depreciation and amortization            $     2,700   $     3,054      $     2,965   $     2,358   $     2,757      $     2,142
  Capital expenditures                           1,194         2,293            7,308         4,688         7,557            9,640
  Net cash provided by (used in)
   operating activities                         (2,676)          (94)          (4,089)       (1,943)         (678)           1,997
  Net cash (used in) investing activities       (1,037)       (2,203)          (7,130)       (4,510)       (7,358)         (11,112)
  Net cash provided by financing
   activities                                    3,039         2,047           10,492         7,268         7,100            1,878
Other operating data:
  Direct labor hours worked                    479,000     1,176,000        1,166,000       934,000     1,040,000        1,324,000
  Number of employees (at end of period)           317           450              674           674           600              416
  Backlog (at end of period)               $    22,487   $     8,333      $    27,000   $    27,000   $    19,231      $    27,088

                                                                                                AS OF MARCH 31,
                                                      AS OF DECEMBER 31,                 -----------------------------
                                            2002            2001             2000            2000             1999
                                        ------------    ------------     ------------    ------------     ------------
Balance Sheet Data:
  Working capital (deficit)             $      2,841    $    (15,513)    $     11,813    $     (3,789)    $     11,009
  Property, plant and equipment, net          26,221          34,125           34,549          31,708           23,259
  Total assets                                39,279          63,207           82,654          84,651           70,021
  Debt                                        16,988          23,368           20,303          24,720           17,579
  Shareholders' equity                        13,910          19,133           47,990          44,268           39,567

    (1) The operating results data for the year ended March 31, 1999 has been restated for the pooling with Allen Tank. The effects of all other acquisitions were accounted for as purchase transactions and have been included from the effective date of the acquisition.

    (2) The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business, and therefore, does not plan to pay cash dividends to holders of its common stock in the foreseeable future.

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

    (4) Information for the year ended December 31, 2000 is derived from unaudited financial information and presented for comparison purposes only.

    (5) Includes primarily asset impairments. See Note 1 to the Consolidated Financial Statements.

    (6) For the year ended December 31, 2002, basic and diluted weighted average shares include the effect of the conversion of the preferred stock issued on August 13, 2002 in connection with the Midland
        Recapitalization and Investment Transmission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements.

    The Company's results of operations depend primarily on (i) the level of oil and gas exploration and development activity of oil and gas companies in the Gulf of Mexico, offshore West Africa, South and Central America and the Middle East; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements; and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices and changes in technology which reduce costs and improve expected returns on investment. In addition, improvements in three-dimensional seismic, directional drilling, production techniques and other advances in technology have increased drilling success rates and reduced costs. Although we believe our operations depend on these indicators, the correlation of those measures with our revenue is not direct as to timing and level. Oil and gas prices have remained high, but drilling activity has not increased and remains depressed as compared to activity levels at the end of 2000 and the beginning of 2001.

    During the years ended December 31, 2002 and 2001, and Transition 2000, 24%, 21% and 22%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the Gulf of Mexico. The Company believes that its strong presence in both overseas markets and the Gulf of Mexico market historically enabled it to remain competitive and obtain fabrication work worldwide.

THE MIDLAND TRANSACTION

    In April 2002 the Company entered into an agreement with Midland Fabricators and Process Systems, LLC as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $0.35 per share. Midland's 738 shares of preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock as soon as the shareholders authorize additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts. On November 18, 2002, the Company entered into a commercial business loan with the Whitney National Bank, as more fully described below under the caption "Liquidity and Capital Resources." This loan is guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principal members of Midland, in accordance with the terms of the Midland transaction.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2002 and Year Ended December 31, 2001

     Revenue for the year ended December 31, 2002 decreased 59% to $33.3 million from $81.7 million for the year ended December 31, 2001. This decrease is primarily due to reduced barge and jack up rig repair operations and reduced newbuild liftboat activities resulting from the closure of the Company's OBI facilities at the Port of Iberia and the suspension of operations at its deepwater facility in Lake Charles. Current year revenue levels for the Company's structural fabrication, process system design and fabrication services are approximately one third last year's revenues for those services. Throughout the current year, the Company has experienced reduced opportunities to bid on projects and was eliminated from bidding on various projects as a result of the substantial deterioration of the Company's financial condition and results of operations experienced during the 2001 fiscal year. Further, the Company was unable to post sufficient collateral to secure performance bonds and as a result was unable to qualify to bid on various contracts. At September 30, 2002, backlog was approximately $4.2 million. On August 13, 2002 the Company completed a debt restructuring and recapitalization transaction with Midland significantly improving the financial position, working capital and liquidity of the Company. Additionally, Midland added key management personnel, who are well known and respected throughout our industry. Since August 13, 2002, there has been a substantial increase in bidding activity in the Company's main fabrication and process equipment markets. In addition, the Company's capacity to provide performance bonds on projects has improved significantly. As a result, backlog at December 31, 2002 has increased to approximately $22.4 million.

     Total direct labor hours worked decreased 60% overall during the current year from the levels experienced in 2001. Direct labor hours worked at the Company's structural fabrication and process system design and fabrication facilities decreased by nearly 50% from last year. Direct labor hours at the Company's drilling rig fabrication facilities were eliminated with the closure of the OBI facility and the suspension of operations at the Lake Charles facility.

     Cost of revenue was $39.3 million for the year ended December 31, 2002 compared to $79.2 million for the year ended December 31, 2001. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). This increase in costs as a percentage of revenue in the current year includes a $778,000 adjustment to workers comp insurance expense related to increased costs of claims incurred, $603,000 depreciation of facilities and equipment at the Lake Charles facility at which operations have been suspended and the very low level of activity at the Company's process equipment facility which did not generate sufficient profit margin to recover fixed operating costs. In December 2002 the Company executed contracts to fabricate two offshore platforms and recorded estimated loss reserves on those contracts of $441,000. These contracts were negotiated and executed during the time when the Company's backlog was critically low. Management determined that the severely low level of fabrication work in backlog without these contracts would not support maintaining the skilled labor force in place, and losing that labor force would further delay any recovery for the Company. These contracts are scheduled for delivery in the March - April, 2003 time frame. Cost of revenue for the year ended December 31, 2002 also includes a loss provision of

$194,000 recorded on a fixed price contract to fabricate power plant components. The contract for power plant components was completed and delivered in December 2002. Cost of revenue for the year ended December 31, 2002 also includes losses of $772,000 on contracts to provide process equipment overseas. The contracts are expected to be completed in the second quarter of 2003. Included in cost of revenue for the year ended December 31, 2002 is an adjustment of $550,000 related to disputed billings on two contracts to manufacture derricks. The Company also recorded in cost of revenue a charge of $510,000 to write off uncompleted waste water tanks.

    Gross profit (loss) for the year ended December 31, 2002 decreased to a loss of $6.0 million from a profit of $2.5 million for the year ended December 31, 2001. In addition to the adjustments to increase cost of revenue described above, the decrease in gross profit is also due to costs in excess of revenue for the Company's process system design and fabrication services and at the Company's deep water facility in Lake Charles. Additionally, decreased man hour levels in the current year at the Company's facilities compared to last year caused hourly fixed overhead rates to increase and resulted in increased costs relative to revenue. The effect of these factors reducing gross profit in the year ended December 31, 2002 compared to last year was offset in part by a $1.1 million contract loss reserve recorded last year.

     Other operating expenses in the year ended December 31, 2002 include an impairment loss of $5.1 million on the Lake Charles facility. Operating losses incurred at the facility and the business outlook resulted in the Company actively seeking alternative sources of capital to sustain development and operations at the facility. By closing the Midland transaction in August 2002, the Company was able to stabilize its overall financial condition and add experienced management to evaluate alternatives with respect to the Lake Charles facility. Since that time negotiations with possible joint venture partners that would operate the facility have been continuing. In the event the Company is unable to complete an arrangement whereby the facility can be operated, the Company may sell the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios, and concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and based on this analysis recorded an impairment loss of $5.1 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $5.4 million.

     Other operating expenses also include $477,000 related to the transfer of ownership of the buildings and other leasehold improvements on the Company's drilling rig repair facilities at the Port of Iberia in exchange for termination of the leases and cancellation of all amounts owed under those leases. These losses were offset in part by a $126,000 gain recorded on the sale of assets used to provide maintenance and construction services to the chemical plant industry in the Lake Charles area.

     In the year ended December 31, 2001 other operating expenses included the recording of $14.8 million impairment charge on goodwill, $4.8 million loss on the disposal of equipment and the shut down of the Company's barge repair facility in New Iberia, and the recording of $700,000 of commitment fees associated with the Waiver and Amendment to the Company's Secured Credit Agreement, which was executed April 2, 2001. These monthly fees were incurred as a result of the Company being out of compliance with the terms of the Waiver and Amendment.

     Selling, general and administrative expense decreased to $7.2 million in the year ended December 31, 2002 compared to $7.4 million in the year ended December 31, 2001. This decrease is mainly due to reduced general and administrative expenses associated with closing the barge repair facilities in New Iberia and the suspension of operations at the Lake Charles facility. These cost reductions are offset in part with increased legal and other professional services due to the negotiations and documentation of the Midland transaction and related regulatory issues. In addition, the Company has had to defend several lawsuits brought by unsecured creditors for amounts past due. Included in selling, general and administrative expenses for the year ended December 31, 2002 is $150,000 related to the termination and settlement of the employment contracts of two former executive officers of the Company. The Company's selling, general and administrative expense as a percentage of revenue increased to 21.8% in the year ended December 31, 2002 from 9.1% last year, due mainly to the significant decrease in revenue levels relative to those periods.

     Interest expense for the year ended December 31, 2002 was lower than last year due to reduced effective interest rates in the current year. Additionally, $10.0 million outstanding under the Company's previous senior secured credit agreement was exchanged for preferred stock under the terms of the Midland agreement, reducing the principal bearing interest. This was offset in part by amortizing the discount recorded on the secured, subordinated debenture recorded on the Midland transaction. The Company has recorded a $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $0.35, the conversion price per share, and $0.47, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture. This discount is being amortized as interest expense from August 13, 2002 to August 13, 2010, the maturity date of the debenture. In the year ended December 31, 2002, the Company recorded $200,000 interest expense related to amortization of this discount.

    No income tax expense was recognized in the year ended December 31, 2002 compared to income tax expense of $1.3 million in the year ended December 31, 2001. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, to be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland described above results in a change in control under the current tax regulations. The Company has recorded a valuation allowance to fully offset deferred tax assets in excess of deferred tax liabilities, including fully reserving the deferred tax asset related to operating loss carryforwards. The valuation allowance reflects the Company's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company believes that the remaining deferred tax assets at December 31, 2002 are realizable. Management will continue to assess the adequacy of the valuation allowance.

Comparison of the Year Ended December 31, 2001 and Year Ended December 31, 2000 (unaudited)

     During the year ended December 31, 2001, the Company's revenue was $81.7 million, a 5% increase from the $77.7 million revenue in the year ended December 31, 2000. This increase was mainly caused by increases in manhours worked at the Company's deep-water facility in Lake Charles, which revenue increased 54% to $8.1 million in the year ended December 31, 2001. In addition, pricing in the structural fabrication business improved slightly in 2001 compared to the prior year. Volume in the Company's international process systems business was $7.1 million, an increase of 69% over the prior year. These increases were offset in part by approximately 17% reductions in the domestic process systems and barge repair revenue to $30.3 million in the year ended December 31, 2001. Direct labor hours worked in all facilities was approximately the same in the year ended December 31, 2001 as in the year ended December 31, 2000.

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

    Other operating expenses in the year ended December 31, 2001 included the recording of a $14.8 million impairment charge on goodwill, a $4.8 million loss on the disposal of equipment and the shut down of the Company's barge repair facility in New Iberia, and the recording of $700,000 of commitment fees associated with the Waiver and Amendment to the Company's Secured Credit Agreement, which was executed April 2, 2001. These monthly fees were incurred as a result of the Company being out of compliance with the terms of the Waiver and Amendment.

    SG&A costs were lower in the year ended December 31, 2001 compared to the same period in 2000 both in gross dollars and as a percentage of revenue. This decrease reflects the shut down of the Company's barge repair facility in New Iberia, which had been underutilized, overall consolidation of support functions and staff reductions in both New Iberia and Lake Charles, mainly in the December quarter of 2001. In addition, 2000 was negatively impacted by the write off of a $400,000 receivable from a customer who filed for bankruptcy under Chapter 7. In the December 2001 quarter, we collected $1.6 million on a receivable that had been written off in the September 2001 quarter.

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

    Interest expense increased in the year ended December 31, 2001 to $2.8 million from $2.3 million in 2000. The increase is the result of the Company being out of compliance with the terms of the credit agreement, which resulted in increased interest margins being paid on amounts outstanding under the agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the year ended December 31, 2002, the Company's available funds and $3.0 million generated from financing activities together funded cash used in operations and investing activities of $3.7 million. Investing activities consisted mainly of capital expenditures of $1.2 million.

    Capital expenditures for the year ended December 31, 2002 included $730,000 related to compressors being fabricated by the Company, which will be leased upon completion. The remaining capital expenditures related to facility improvements, yard equipment and computer equipment.

    In April 2002, the Company entered into a preferred stock purchase, debt exchange and modification agreement with Midland (the "Midland agreement"). Pursuant to the Midland agreement and with the Company's consent, Midland acquired the rights of the lenders under the credit agreement dated November 30, 1999, as amended, with Bank One, Louisiana, N.A. and three other commercial banks. Thereafter, and prior to the consummation of the Midland agreement, Midland advanced to the Company $2.8 million used to meet working capital needs and to secure obligations under outstanding letters of credit. Midland also acquired unsecured creditor claims in the amount of $5.6 million.

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

     o $12.8 million owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement: (i) a convertible debenture in the principal amount of $10.6 million payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points (6.75% at December 31, 2002) and convertible into shares of the Company's common stock at $0.35 per share (the closing price of the Company's common stock on the Nasdaq National Market on March 6, 2002, the date the negotiations on the expected terms of the convertible debenture and the rights were concluded); and (ii) a promissory note in the principal amount of $2.1 million (the amount of the advances made by Midland to the Company after entering into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.25% at December 31, 2002). The Company has recorded $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $0.35, the conversion price per share, and $0.47, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture. This discount is being amortized as interest expense from August 13, 2002 and August 13, 2010, the maturity date of the debenture. Included in interest expense through December 31, 2002 is $200,000 related to amortization of this discount.

     o Midland transferred to the Company the claims it had acquired from the Company's unsecured creditors in the amount of $5.6 million. In exchange for these claims, the Company delivered to Midland a promissory note in the principal amount of $4.7 million, and recorded a contribution to additional paid in capital of $914,000, which represents claims of unsecured creditors acquired by Midland which were forgiven by Midland. The promissory note is payable August 13, 2006, and bears interest at the rate of Wall Street Journal Prime plus
          3.0 percentage points (7.25% at December 31, 2002). This promissory note also constitutes secured indebtedness under the Company's credit agreement with Midland.

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

     o Charles E. Broussard resigned from the Company's board of directors, and the remaining directors, Perry Segura and George C. Yax, appointed Mr. Hines, Frank J. Cangelosi, Jr., William A. Downey, Daniel R. Gaubert, Donald L. Moore and Allen C. Porter, Jr., all designated by Midland, as members of the board.

     There is no accrued and unpaid interest owed to Midland at December 31, 2002.

    On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. At December 31, 2002, the Company had $2.1 million in borrowings and no letters of credit outstanding under the revolving credit facility. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.2% at December 31, 2002), at the Company's discretion. The Credit Agreement matures May 26, 2004. At December 31, 2002, cash deposits totaling $231,000 secured outstanding letters of credit totaling $433,000.

    The table below sets out the cash contractual obligations of the Company. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. The operating lease obligations primarily relate to the Company's operating facilities:

                                                                        Payment due by year
                                        ---------------------------------------------------------------------------------------
                                                                                                                      Beyond
                            Total           2003           2004           2005           2006           2007           2007
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                                                     (In thousands)
Operating lease
 obligations             $     10,159   $        640   $        640   $        640   $        640   $        640   $      6,959
Long-term debt                  2,940            850          2,090             --             --             --             --
Secured, subordinated
 notes payable                  6,848             --             --          2,139          4,709             --             --
Secured, subordinated,
 convertible debenture         10,652             --             --             --             --          2,130          8,522
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $     30,599   $      1,490   $      2,730   $      2,779   $      5,349   $      2,770   $     15,481
                         ============   ============   ============   ============   ============   ============   ============

     In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At December 31, 2002, cash deposits totalling $ 231,000 secured outstanding letters of credit totalling $435,000.

    Management believes that its available funds, cash generated by operating activities and funds available under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures for the next 12 months. Additional funding may be needed as backlog grows. Management expects to obtain such additional funding from Midland.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective January 1, 2002 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill was reduced in 2001 by $15.2 million of which $14.8 million was recognized on the impairment of recorded goodwill. Goodwill remaining on the balance sheet after the impairment write down is not significant and adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

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

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, as required. During the year ended December 31, 2002, the Company recorded a $5.1 million impairment charge related to its Lake Charles facility.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date a plan is committed to. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will implement the provisions of this statement on a prospective basis.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. See Note 1 to the consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. See Note 13 to the consolidated financial statements. The Company will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has not determined the impact that the adoption of the recognition / measurement provisions will have on its consolidated financial position or results of operations.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

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

    Revenue from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating actual labor cost, labor and subcontract cost, or total contract costs for work performed to date to the estimated total labor cost, total labor and subcontract cost or total contract cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

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

    Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long- lived assets by determining whether the carrying values can be recovered through projected net cash flows undiscounted, based on expected operating results over their remaining lives. If impairment is indicated, the asset is written down to its fair market value, or if fair market value is not readily determinable, to its estimated discounted net cash flows. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $20.4 million, substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $204,000 per year if the Company were to maintain the same debt level and structure.

    The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2003.

    While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    In this report, the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information contained in our Current Report on Form 8-K dated August 13, 2002, and filed with the SEC on August 19, 2002, and the Amendment thereto dated August 13, 2002 and filed with the SEC on August 21, 2002, and our Current Report on Form 8-K dated November 5, 2002, and filed with the SEC on November 7, 2002, are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information concerning the Company's directors and executive officers in response to Item 10 will be included in the Company's definitive Proxy Statement for its 2003 annual meeting of shareholders and is incorporated herein by reference. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information concerning executive compensation of the Company in response to
Item 11 will be included in the Company's definitive Proxy Statement for its 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Information concerning security ownership of certain beneficial owners and management in response to Item 12 will be included in the Company's definitive Proxy Statement for its 2003 annual meeting of shareholders and is incorporated herein by reference. For equity compensation plan information, see Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information concerning certain relationships and related transactions in response to Item 13 will be included in the Company's definitive Proxy Statement for its 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

    Within the 90-day period immediately preceding the filing of this report, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and implementation of its disclosure controls and procedures. Based on and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Act of 1934.

    There have been no significant changes in the Company's internal controls or in other factors that could affect the Company's internal controls subsequent to the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

     (i) Financial Statements

                                                                               PAGE
                                                                               ----

Reports of Independent Auditors                                                 F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001                    F-3
Consolidated Statements of Operations for the Years Ended December 31,
  2002 and 2001 and for the Nine Months Ended December 31, 2000                 F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2002 and 2001 and for the Nine Months Ended December
  31, 2000                                                                      F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  2002 and 2001 and for the Nine Months Ended December 31, 2000                 F-6
Notes to Consolidated Financial Statements                                      F-7

     (ii) Financial Statements

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


     (b) Reports on Form 8-K.

         On November 7, 2002, we filed a current report on Form 8-K dated November 6, 2002. The report included Item 4 and was filed to announce that the Board of Directors, upon recommendation of its Audit Committee, had unanimously approved the selection of Deloitte & Touche LLP as the Company's new independent auditors for the fiscal year ended December 31, 2002.

         On December 6, 2002, we filed a current report on Form 8-K dated November 27, 2002 disclosing our issuance on November 27, 2002 of a press release announcing our potential delisting from The Nasdaq SmallCap Market as a result of our failure to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and our request for a hearing before a Nasdaq listing qualifications panel with respect to the possible delisting.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of UNIFAB International, Inc.

We have audited the accompanying consolidated balance sheet of UNIFAB International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UNIFAB International, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.


/s/ DELOITTE & TOUCHE LLP


New Orleans, Louisiana
March 28, 2003

                         Report of Independent Auditors


The Board of Directors and Shareholders
UNIFAB International, Inc.


We have audited the accompanying consolidated balance sheets of UNIFAB International, Inc. as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001 and the nine-month period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNIFAB International, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001 and the nine-month period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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



                                            /s/ Ernst & Young LLP

New Orleans, Louisiana
April 9, 2002

                           UNIFAB International, Inc.

                           Consolidated Balance Sheets


                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                       2002              2001
                                                                                   ------------      ------------
                                                                                           (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $         80      $        754
   Accounts receivable, net                                                               7,517            15,362
   Costs and estimated earnings in excess of billings on uncompleted contracts            2,297             5,769
   Income tax receivable                                                                    305             4,112
   Prepaid expenses and other assets                                                      1,873             2,442
                                                                                   ------------      ------------
Total current assets                                                                     12,072            28,439

Property, plant and equipment, net                                                       26,221            34,125
Goodwill, net                                                                               260               260
Other assets                                                                                726               383
                                                                                   ------------      ------------
Total assets                                                                       $     39,279      $     63,207
                                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                $      5,056      $     15,123
   Billings in excess of costs and estimated earnings on uncompleted contracts               14             1,343
   Accrued liabilities                                                                    2,163             3,750
   Contract loss reserves                                                                 1,148               490
   Current maturities of long-term debt                                                     850            23,246
                                                                                   ------------      ------------
Total current liabilities                                                                 9,231            43,952

   Long-term debt, less current maturities                                                2,090               122
   Secured, subordinated notes payable                                                    6,848                --
   Secured, subordinated convertible debenture, net of unamortized discount of
     $3,452 in 2002                                                                       7,200                --
                                                                                   ------------      ------------
Total liabilities                                                                        25,369            44,074

Commitments  and contingencies (Note 13)

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares authorized, 738 shares outstanding in 2002, each share has voting rights equivalent to and is convertible into
     100,000 shares of common stock                                                          --                --
   Common stock, $0.01 par value, 20,000,000 shares authorized, 8,189,972 and
     8,127,283 shares outstanding in 2002 and 2001, respectively                             82                82
   Additional paid-in capital                                                            62,076            46,830
   Accumulated deficit                                                                  (48,212)          (27,695)
   Accumulated other comprehensive loss                                                     (36)              (84)
                                                                                   ------------      ------------
Total shareholders' equity                                                               13,910            19,133
                                                                                   ------------      ------------
Total liabilities and shareholders' equity                                         $     39,279      $     63,207
                                                                                   ============      ============



See accompanying notes.

                           UNIFAB International, Inc.

                      Consolidated Statements of Operations


                                                                                                  NINE-MONTHS
                                                                 YEAR ENDED DECEMBER 31,             ENDED
                                                             ------------------------------      DECEMBER 31,
                                                                 2002              2001              2000
                                                             ------------      ------------      ------------
                                                                 (In thousands, except per share amounts)
Revenue                                                      $     33,286      $     81,733      $     60,385
Cost of revenue                                                    39,260            79,244            63,387
                                                             ------------      ------------      ------------
Gross profit (loss)                                                (5,974)            2,489            (3,002)
 Impairment of Lake Charles facility                                5,074                --                --
 Impairment of goodwill                                                --            14,786                --
 Loss on disposal of equipment and closure of facilities              351             4,790                --
 Commitment fees                                                       --               700                --
Selling, general and administrative expense                         7,242             7,417             6,685
                                                             ------------      ------------      ------------
Loss from operations                                              (18,641)          (25,204)           (9,687)
Other income (expense):
   Interest expense                                                (1,894)           (2,794)           (1,807)
   Interest income                                                     18                33               180
                                                             ------------      ------------      ------------
Loss before income taxes                                          (20,517)          (27,965)          (11,314)

Income tax provision (benefit)                                         --             1,316            (4,048)
                                                             ------------      ------------      ------------
Net loss                                                     $    (20,517)     $    (29,281)     $     (7,266)
                                                             ============      ============      ============

Basic and diluted loss per share                             $      (0.56)     $      (3.60)     $      (1.00)
                                                             ============      ============      ============
Basic and diluted weighted average shares outstanding              36,699             8,142             7,270
                                                             ============      ============      ============




See accompanying notes.

                           UNIFAB International, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                                                             ADDITIONAL
                                       COMMON STOCK                PREFERRED STOCK            PAID-IN
                                  SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL
                               ------------   ------------   ------------   ------------   ------------
                                                           (In thousands)
Balance at March 31, 2000             6,820   $         68             --   $         --   $     35,395
Stock issued:
    Stock awards                          6             --             --             --             36
    Private placement of
    stock                             1,300             13             --             --         11,272
    Stock options exercised               1             --             --             --             10
Net loss                                 --             --             --             --             --
Currency translation
  adjustment                             --             --             --             --             --

  Comprehensive loss                     --             --             --             --             --
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000          8,127             81             --             --         46,713
Stock issued:
    Stock awards                         56              1             --             --             66
    Stock options exercised               7             --             --             --             51
Net loss                                 --             --             --             --             --
Currency translation
  adjustment                             --             --             --             --             --

  Comprehensive loss                     --             --             --             --             --
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001          8,190             82             --             --         46,830
Midland investment
  transaction: (see Note 2)
Issuance of convertible,
  preferred stock                        --             --              1             --         10,000
Discount on secured,
  subordinated debenture
  for beneficial conversion
  feature                                --             --             --             --          3,652
Forgiveness of accrued
  penalties                              --             --             --             --            680
Forgiveness of unsecured
  creditor claims                        --             --             --             --            914
Net loss                                 --             --             --             --             --
Currency translation
  adjustment                             --             --             --             --             --

  Comprehensive loss                     --             --             --             --             --
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002          8,190   $         82              1   $         --   $     62,076
                               ============   ============   ============   ============   ============



                                                 ACCUMULATED
                                                    OTHER                       COMPREHENSIVE
                                 ACCUMULATED    COMPREHENSIVE                      INCOME
                                   DEFICIT      INCOME (LOSS)       TOTAL          (LOSS)
                                ------------    ------------    ------------    ------------
                                                       (In thousands)
Balance at March 31, 2000       $      8,852    $        (47)   $     44,268
Stock issued:
    Stock awards                          --              --              36
    Private placement of
    stock                                 --              --          11,285
    Stock options exercised               --              --              10
Net loss                              (7,266)             --          (7,266)   $     (7,266)
Currency translation
  adjustment                              --            (343)           (343)           (343)
                                                                                ------------
  Comprehensive loss                      --              --              --    $     (7,609)
                                ------------    ------------    ------------    ============
Balance at December 31, 2000           1,586            (390)         47,990
Stock issued:
    Stock awards                          --              --              67
    Stock options exercised               --              --              51
Net loss                             (29,281)             --         (29,281)   $    (29,281)
Currency translation
  adjustment                              --             306             306             306
                                                                                ------------
  Comprehensive loss                      --              --              --    $    (28,975)
                                ------------    ------------    ------------    ============
Balance at December 31, 2001         (27,695)            (84)         19,133
Midland investment
  transaction: (see Note 2)
Issuance of convertible,
  preferred stock                         --              --          10,000
Discount on secured,
  subordinated debenture
  for beneficial conversion
  feature                                 --              --           3,652
Forgiveness of accrued
  penalties                               --              --             680
Forgiveness of unsecured
  creditor claims                         --              --             914
Net loss                             (20,517)             --         (20,517)   $    (20,517)
Currency translation
  adjustment                              --              48              48              48
                                                                                ------------
  Comprehensive loss                      --              --              --    $    (20,469)
                                ------------    ------------    ------------    ============
Balance at December 31, 2002    $    (48,212)   $        (36)   $     13,910
                                ============    ============    ============


See accompanying notes.

                            UNIFAB International Inc.

                      Consolidated Statements of Cash Flows

                                                                                                       NINE-MONTHS
                                                                                                         ENDED
                                                                          YEAR ENDED DECEMBER 31,     DECEMBER 31,
                                                                           2002            2001            2000
                                                                      ------------    ------------    ------------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $    (20,517)   $    (29,281)   $     (7,266)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                            2,700           2,604           1,727
     Amortization                                                               --             450             631
     Provision for doubtful accounts                                           913              33             886
     Impairment charge on Lake Charles facility                              5,074              --              --
     Impairment charge on goodwill                                              --          14,786              --
     Loss on disposal of equipment and closure of facilities                   351              --              --
     Deferred income taxes                                                      --           1,316          (3,252)
     Changes in operating assets and liabilities:
         Accounts receivable                                                 6,169             169           1,807
         Net costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on
            uncompleted contracts                                            2,143          (4,086)          3,577
         Prepaid expenses and other assets                                   5,164           6,688          (2,524)
         Accounts payable and accrued liabilities                           (4,673)          7,227           2,471
                                                                      ------------    ------------    ------------
Net cash used in operating activities                                       (2,676)            (94)         (1,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                                      (1,194)         (2,293)         (4,688)
Proceeds from sale of equipment                                                130              90             178
Collections on notes receivable                                                 27              --              --
                                                                      ------------    ------------    ------------
Net cash used in investing activities                                       (1,037)         (2,203)         (4,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from Midland                                          2,815              --              --
Net change in short-term borrowings                                            224           1,996          (4,427)
Exercise of stock options                                                       --              51              10
Proceeds from issuance of common stock                                          --                          11,685
                                                                      ------------    ------------    ------------
Net cash provided by financing activities                                    3,039           2,047           7,268
Net change in cash and cash equivalents                                       (674)           (250)            815
Cash and cash equivalents at beginning of year                                 754           1,004             189
                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year                              $         80    $        754    $      1,004
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
   Income taxes                                                       $     (3,766)   $         --    $         --
                                                                      ============    ============    ============
   Interest                                                           $      1,668    $      1,944    $      1,944
                                                                      ============    ============    ============

Noncash activities:

Midland Recapitalization and Investment Transaction (Note 2).


See accompanying notes.

                            UNIFAB International Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002



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

                                                                       NINE-MONTHS
                                                                          ENDED
                                           YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                            2002           2001           2000
                                        ------------   ------------   ------------

Decks, jackets and module fabrication   $     16,490   $     34,023   $     25,655
Production process systems                     9,570         20,679         14,209
Drilling rig fabrication                         340         13,487         11,005
Other                                          6,886         13,544          9,516
                                        ------------   ------------   ------------
Total revenue                           $     33,286   $     81,733   $     60,385
                                        ============   ============   ============


    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At December 31, 2002 and 2001, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

THE MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

    As more fully described in Note 2, below, on August 13, 2002 the Company and Midland Fabricators and Process Systems, LLC ("Midland") closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $0.35 per share. Midland's 738 shares of preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock as soon as the shareholders authorize additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts receivable. On November 18, 2002, the Company entered into a commercial business loan with the Whitney National Bank, as more fully described in Note 5 to the financial statements. This loan is guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.


PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     Effective December 31, 2000, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity and cash flows for the period from April 1, 2000 to December 31, 2000 represent a transition period of nine months, which is referred to as the nine months ended December 31, 2000.

     The following is a comparative summary of the operating and cash flow results for the nine-month periods ended December 31, 2000 and December 31, 1999:

                                                    NINE MONTHS ENDED DECEMBER 31
                                                      2000                1999
                                                  ------------        ------------
                                                                       (Unaudited)
                                                           (In Thousands,
                                                     Except Per-Share Amounts)

Revenue                                           $     60,385        $     55,817
Cost of revenue                                         63,387              48,942
                                                  ------------        ------------
Gross profit (loss)                                     (3,002)              6,875
Selling, general and administrative expense              6,685               6,141
                                                  ------------        ------------
Income (loss) from operations                           (9,687)                734

Other income (expense):
   Interest expense                                     (1,807)               (908)
   Interest income                                         180                  63
                                                  ------------        ------------
Loss before income taxes                               (11,314)               (111)

Income tax provision (benefit)                          (4,048)                 97
                                                  ------------        ------------
Net loss                                          $     (7,266)       $       (208)
                                                  ============        ============

Basic and diluted loss per share                      $      (1.00)       $      (0.03)
                                                      ============        ============
Basic weighted average shares outstanding                    7,270               6,697
                                                      ============        ============
Diluted weighted average shares outstanding                  7,270               6,697
                                                      ============        ============

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $     (7,266)       $       (208)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                            1,727               1,535
     Amortization                                              631                 601
     Provision for doubtful accounts                           886                  65
     Deferred income taxes                                  (3,252)                645
     Changes in operating assets and
       liabilities, net of effects from
       acquisition of business:
       Accounts receivable                                   1,807               5,353
       Net costs and estimated earnings in
         excess of billings and billings in
         excess of costs and estimated earnings
         on uncompleted contracts                            3,577              (1,634)
       Prepaid expenses and other assets                    (2,524)             (2,483)
       Accounts payable and accrued liabilities              2,471              (3,395)
                                                      ------------        ------------
 Net cash provided by (used in) operating
   activities                                               (1,943)                479

 CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of cash acquired                  --                 233
 Purchases of equipment                                     (4,688)             (5,144)
 Proceeds from sale of equipment                               178                  --
                                                      ------------        ------------
 Net cash used in investing activities                      (4,510)             (4,911)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in short-term borrowings                         5,173               2,929
 Proceeds from notes payable                                    --              10,000
 Payments on note payable                                   (9,600)             (7,891)
 Exercise of stock options                                      10                  --
 Proceeds from issuance of common stock                     11,685                  --
                                                      ------------        ------------
 Net cash provided by financing activities                   7,268               5,038
 Net change in cash and cash equivalents                       815                 606
 Cash and cash equivalents at beginning of
   period                                                      189               1,125
                                                      ------------        ------------
 Cash and cash equivalents at end of year             $      1,004        $      1,731
                                                      ============        ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
 Cash paid during the period for:
 Income taxes                                         $         --        $         --
                                                      ============        ============
 Interest                                             $      1,944        $      1,103
                                                      ============        ============

REVENUE AND COST RECOGNITION

    Revenue from fixed-price contracts is recognized on the percentage-of-completion method. In the case of long-term contracts extending over one or more fiscal years, revisions of the cost and profit estimated during the course of the work are reflected in the accounting period in which the facts that require revision become known. At the time a loss on a contract becomes known, the entire amount of the ultimate loss is accrued. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal year. Revenue from time and material contracts and cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus mark up or fees earned.

     The Company measures progress toward completion on fixed price contracts in a manner that we believe most accurately reflects the physical progress on the contracts. Contracts to construct platforms are measured by comparing labor and subcontract costs to date against total estimated labor and subcontract costs. Contracts to design and to manufacture processing equipment, which include a significant number of man-hours to design and to manufacture the equipment, are measured by comparing labor hours to date against total estimated labor hours. The Company believes this measure accurately represents progress on these contracts. Both platform fabrication and process equipment design and manufacture contracts typically include significant material costs at the start of the contract, such as for steel and valves. The Company does not include materials purchased pursuant to such contracts as a measure of completion because it believes that would distort the reported progress on the contracts.

     Contracts to manufacture drilling rigs are measured by comparing total costs to date against total estimated costs. These contracts generally do require steel purchases as man-hours are applied and physical completion is performed. The Company does not believe a significant distortion in the reported progress on these contracts results when material costs are included in the measure of progress.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

GOODWILL


     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows:

                                                                                     Nine-months
                                                                                        ended
                                                 Year ended December 31,             December 31,
                                                 2002                2001                2000
                                             ------------        ------------        ------------
Reported net loss                            $    (20,517)       $    (29,281)       $     (7,266)

Add: Goodwill amortization, net of tax                 --                 437                 413
                                             ------------        ------------        ------------
Adjusted net loss                            $    (20,517)       $    (28,844)       $     (6,853)
                                             ============        ============        ============

Reported net loss per share, basic
   and diluted                               $      (0.56)       $      (3.60)       $      (1.00)

Add Goodwill amortization net of tax,
   per basic and diluted share                         --                0.05                0.06
                                             ------------        ------------        ------------
Adjusted loss per share, basic and
   diluted                                   $      (0.56)       $      (3.55)       $      (0.94)
                                             ============        ============        ============
Basic and diluted weighted average
   shares outstanding                              36,699               8,142               7,270
                                             ============        ============        ============

    Prior to adopting SFAS 142, the Company assessed goodwill for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Under this approach, the carrying value of goodwill would be reduced if it is probable that management's best estimate of future operating income before amortization would be less than the carrying amount of goodwill over the remaining amortization period. In the September 2001 quarter, the Company recorded a charge of $14.8 million recognizing the impairment of substantially all of the goodwill on the acquisitions of OBI, Unifab International West and Allen Process Systems Limited. Due to the economic conditions in the oil and gas services industry, the delay in the expected recovery to profitable operations and the decision to close the Company's barge repair facility in New Iberia, the Company evaluated the likelihood that goodwill would be recovered. Based on this evaluation, the Company determined that goodwill was impaired and recorded an impairment charge of $14.8 million. The Company's evaluation of the recovery of goodwill was based on estimated future cash flows related to the associated businesses. The write down was to fair value of the related businesses based on discounted cash flows or the estimated fair value of certain facilities.

    The carrying amount of goodwill as of December 31, 2002 and 2001, is approximately $260,000 and is entirely attributable to the Company's June 24, 1999 acquisition of Compression Engineering Services, Inc.

INTEREST CAPITALIZATION

    Interest costs for the construction of certain long-lived assets are capitalized and amortized over the related assets' estimated useful lives. During the nine months ended December 31, 2000 interest cost of $396,000 was capitalized. No interest costs were capitalized during the years ended December 31, 2002 and 2001.

INCOME TAXES

    Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid.

STOCK BASED COMPENSATION

    The Company uses the intrinsic value method of accounting for employee-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

    Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                                                                   NINE MONTHS
                                                                                                      ENDED
                                                              YEAR ENDED DECEMBER 31               DECEMBER 31
                                                             2002                 2001                 2000
                                                        --------------       --------------       --------------
Net loss, as reported                                   $      (20,517)      $      (29,281)      $       (7,266)
Add: Total stock-based employee compensation
    expense included in reported net loss, net of
    related tax effects                                             --                   --                   --
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                                       (302)                (586)                (546)
                                                        --------------       --------------       --------------
Pro forma net loss                                      $      (20,819)      $      (29,867)      $       (7,812)
                                                        ==============       ==============       ==============

Loss per share
    Basic and diluted, as reported                      $        (0.56)      $        (3.60)      $        (1.00)
                                                        ==============       ==============       ==============
    Basic and diluted, pro forma                        $        (0.57)      $        (3.67)      $        (1.07)
                                                        ==============       ==============       ==============

Weighted average fair value of grants                   $         0.21       $         0.82       $         3.16
                                                        ==============       ==============       ==============

Black-Scholes option pricing model assumptions:

                                                                                                          NINE MONTHS
                                                                                                             ENDED
                                                                       YEAR ENDED DECEMBER 31             DECEMBER 31
                                                                      2002                2001                2000
                                                                  --------------     --------------     --------------
Risk-free interest rate                                           1.82% to 2.22%     2.77% to 6.28%     4.69% to 6.28%
Volatility factor of the expected market price
  of UNIFAB stock                                                  1.042-1.073         .722-.907          .722-.797
Weighted average expected life of the option                         2 years            2 years             2 years
Expected dividend yield                                                 --                 --                 --

LONG-LIVED ASSETS

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). SFAS 144 promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, as required.

    During 2002 the Company recorded an impairment loss of $5.1 million on the Lake Charles facility. Operating losses incurred at the facility and the outlook of that business resulted in the Company actively seeking alternative sources of capital to sustain development and operations at the facility. By closing the Midland transaction in August 2002, the Company was able to stabilize its overall financial condition and add experienced management to evaluate alternatives with respect to the Lake Charles facility. Since that time negotiations with possible joint venture partners that would operate the facility have been continuing. In the event the Company is unable to complete an arrangement whereby the facility can be operated, the Company may sell the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios, and concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and, based on this analysis, recorded an impairment loss of $5.1 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $5.4 million.

EARNINGS PER SHARE

    Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share uses the weighted average number of common shares outstanding adjusted for the incremental shares attributed to dilutive outstanding options and warrants to purchase common stock and securities convertible into shares of common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, including cash, receivables and payables approximate fair market value due to their short-term nature. The Company's long-term debt at December 31, 2002 consists principally of a revolving credit agreement, secured subordinated notes payable, and a secured subordinated convertible debenture. The terms of each of these instruments were negotiated during the latter part of 2002 in arm's length transactions and provide for variable interest rates. In addition the Company's credit worthiness and common stock price have not changed significantly since the instruments were issued. Accordingly, the carrying value of the Company's long-term debt is considered to approximate fair value at December 31, 2002. The carrying amount of the Company's financial instruments at December 31, 2001, primarily notes payable, closely approximates fair value.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS no. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date a plan is committed to. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will implement the provisions of this statement on a prospective basis.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. See Note 13 to the consolidated financial statements. The Company will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has not determined the impact that the adoption of the recognition / measurement provisions will have on its consolidated financial position or results of operations.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

RECLASSIFICATIONS

    Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 2002.

2. MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

    During 2001, the Company's results of operation and financial condition deteriorated dramatically. In significant ways, the Company declining financial condition impacted its ability to compete for contracts and labor, two important ingredients in the Company's historic profitability. At December 31, 2001, the Company had a working capital deficit caused by the reclassification of $22.6 million outstanding under the Company's Senior Secured Credit Facility to current liabilities, which was caused by the Company's inability to make the scheduled payments without raising capital. As a result, management developed plans to seek additional capital and improve liquidity.

    In April 2002, the Company entered into a preferred stock purchase, debt exchange and modification agreement with Midland. William A. Hines, who is now the chairman of the board of directors of the Company, is a manager of, and the owner of a 45.5% membership interest in, Midland. The remaining membership interest in Midland is owned by members of Mr. Hines' family and his former spouse. The terms of the Midland agreement were determined by arm's length negotiation between the Company's senior management team and its representatives, and Mr. Hines and his representatives. Mr. Hines had been the principal shareholder of Allen Tank, Inc., which was acquired by the Company in 1998. From the time of that acquisition in 1998 until March 2001, Mr. Hines served as a director of the Company. At the time of negotiating and entering into the Midland agreement, Mr. Hines held no position with the Company. Upon consummating the Midland agreement in August 2002, Mr. Hines became Chairman of the Board of Directors.

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

     o Midland agreed to guarantee a line of credit. On November 18, 2002 the Company established an $8.0 million line of credit with a commercial bank. Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland guarantee the Company's obligations under it.

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

              Upon consummation of the Midland agreement on August 13, 2002:

     o $10.0 million owed Midland under the credit agreement was cancelled in exchange for 738 shares of the Company's series A preferred stock. Each share of this preferred stock has voting rights equal to 100,000 shares of the Company's common stock, and will convert into 100,000 shares of the Company's common stock when the authorized number of the Company's unissued and unreserved common shares is at least 100 million, as will occur when approved by the Company's shareholders.

     o $12.8 million owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement: (i) a convertible debenture in the principal amount of $10.7 million payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points (6.75% at December 31, 2002) and convertible into shares of the Company's common stock at $0.35 per share (the closing price of the Company's common stock on the Nasdaq National Market on March 6, 2002, the date the negotiations on the expected terms of the convertible debenture and the rights were concluded); and (ii) a promissory note in the principal amount of $2.1 million (the amount of the advances made by Midland to the Company after entering into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.25% at December 31, 2002). The Company has recorded $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $0.35, the conversion price per share, and $0.47, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture. This discount is being amortized as interest expense from August 13, 2002 to August 13, 2010, the maturity date of the debenture. In the year ended December 31, 2002, the Company recorded $200,000 interest expense related to amortization of this discount.

     o Midland transferred to the Company the claims it had acquired from the Company's unsecured creditors in the amount of $5.6 million. In exchange for these claims, the Company delivered to Midland a promissory note in the principal amount of $4.7 million, and recorded a contribution to additional paid in capital of $914,000, which represents claims of unsecured creditors acquired by Midland which were forgiven by Midland. The promissory note is payable August 13, 2006, and bears interest at the rate of Wall Street Journal Prime plus
          3.0 percentage points (7.25% at December 31, 2002). This promissory note also constitutes secured indebtedness under the Company's credit agreement with Midland.

     o $675,000 of the amount the Company owed Midland under the credit agreement was cancelled in exchange for the assignment to Midland of certain accounts receivable in the amount of $1,191,000 against which the Company had established reserves of approximately $516,000. The Company has recorded a $675,000 reduction in the indebtedness under the credit agreement.

     o $680,000 of the amount the Company owed Midland under the credit agreement (substantially all of which consisted of penalties accrued under the terms of the amended credit agreement) was forgiven by Midland, resulting in a contribution to additional paid in capital of $680,000. Midland waived all defaults under the credit agreement.

     o Charles E. Broussard resigned from the Company's board of directors, and the remaining directors, Perry Segura and George C. Yax, appointed Mr. Hines, Frank J. Cangelosi, Jr., William A. Downey, Daniel R. Gaubert, Donald L. Moore and Allen C. Porter, Jr., all designated by Midland, as members of the board.

There is no accrued and unpaid interest owed to Midland at December 31, 2002.

3. CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at December 31, 2002 and 2001 consisted of the following:


                                                               DECEMBER 31
                                                          2002              2001
                                                      ------------      ------------
                                                              (In thousands)
Costs incurred on uncompleted contracts               $     10,919      $     26,912
Estimated earnings, net                                         50             2,738
                                                      ------------      ------------
                                                            10,969            29,650
Less billings to date                                       (8,686)          (25,224)
                                                      ------------      ------------
                                                      $      2,283      $      4,426
                                                      ============      ============

Included in the accompanying balance sheets under
  the following captions:
     Costs and estimated earnings in excess of
       billings on uncompleted contracts              $      2,297      $      5,769
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                       (14)           (1,343)
                                                      ------------      ------------
                                                      $      2,283      $      4,426
                                                      ============      ============

     Accounts receivable includes retainages and unbilled receivables, respectively, of $775,000 and $36,000 at December 31, 2002 and $641,000 and $2,018,000 at December 31, 2001. The unbilled receivables relate primarily to time and material contracts.

     The Company has contract loss reserves of $1,148,000 and $490,000 at December 31, 2002 and December 31, 2001, respectively. Included in contract loss reserves at December 31, 2002 is $441,000 related to two fixed price contracts that were executed in December 31, 2002. The expected delivery date on each of these contracts is March - April, 2003. The remaining contract loss reserve at December 31, 2002 relates to contracts to provide process equipment, which is being fabricated overseas. These contracts have encountered delays in completion of fabrication and commissioning and have resulted in cost overruns to the Company. These contracts are expected to be complete in April 2003. At December 31, 2001, the contract loss reserve relates to a fixed price contract that was completed and delivered in February 2002. This reserve was recorded to increase the estimated cost at completion on the contract and adjusted upward the reserve that was recorded on this contract in the quarter ended September 30, 2001.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 2002 and 2001:

                                                        DECEMBER 31,
                                                   2002              2001
                                               ------------      ------------
                                                      (In thousands)

Land                                           $      2,089      $      2,089
Building and bulkhead, including leasehold
   improvements                                      12,540            18,903
Yard equipment                                       24,412            25,920
Vehicles and other equipment                          1,552             1,977
Construction in progress                                730                --
                                               ------------      ------------
                                                     41,323            48,889

Less accumulated depreciation                       (15,102)          (14,764)
                                               ------------      ------------
                                               $     26,221      $     34,125
                                               ============      ============

5. LONG-TERM DEBT

    Long-term debt at December 31, 2002 and 2001 consisted of the following:

                                                                                 DECEMBER 31,
                                                                             2002            2001
                                                                        ------------     ------------
                                                                               (In thousands)
                                                                        -----------------------------
Revolving credit agreement with Whitney National Bank,
   interest payable monthly at variable rates (3.2% at
   December 31, 2002), maturing May 26, 2004, secured
   by the assets of the Company, guaranteed by Nassau
   Holding Company, an affiliate of Midland, the
   subsidiaries of the Company, and the principle
   members of Midland                                                   $      2,090     $         --

Note payable to finance company, payable in monthly installments of
   $126,000, including interest at 5.9%, maturing July 2003                      749               --

Note payable to finance company, payable in monthly installments of
   $13,000, including interest at 7.75%, maturing March 2003                      39              185

Revolving credit agreement with a bank group, interest
   payable monthly at variable rates (7.5% at December
   31, 2001), matures January 31, 2003, secured by
   substantially all of the assets of the Company                                 --           22,605

Other notes payable                                                               62              578
                                                                        ------------     ------------
Total long-term debt                                                           2,940           23,368
Less current maturities                                                         (850)         (23,246)
                                                                        ------------     ------------
Long-term debt, less current maturities                                 $      2,090     $        122
                                                                        ============     ============

    On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement") which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit, under a revolving credit facility. At December 31, 2002, the Company had no letters of credit outstanding under the Credit Agreement.

    Maturities of long-term debt, discussed above, and the secured subordinated notes payable and the secured subordinated convertible debenture discussed in
Note 2 are as follows (in thousands):

2003                $       850
2004                      2,090
2005                      2,139
2006                      4,709
2007                      2,130
Thereafter                8,522
                    -----------
Total               $    20,440
                    ===========

6. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 were as follows:

                                                                    DECEMBER 31,
                                                               2002              2001
                                                           ------------      ------------
                                                                   (In thousands)
Deferred tax liabilities:
   Excess book value over tax basis of property, plant
     and equipment                                         $      2,427      $      4,650
                                                           ------------      ------------
   Total deferred tax liabilities                                 2,427             4,650
Deferred tax assets:
   Reserves not currently deductible                              1,317               234
   Goodwill                                                       2,846             3,132
   Long term construction contracts                                  15                --
   Operating loss carryforward                                   12,052             8,618
                                                           ------------      ------------
   Total deferred tax assets                                     16,230            11,984
   Valuation allowance for deferred tax assets                  (13,803)           (7,334)
                                                           ------------      ------------
   Deferred tax assets                                            2,427             4,650
                                                           ------------      ------------
   Net deferred tax liabilities                            $         --      $         --
                                                           ============      ============

    At December 31, 2002, the Company has an available net operating loss carryforward of approximately $31.7 million for U.S. Federal income tax purposes, which, if not used will expire between 2020 and 2022. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction results in a change in control under the current tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

    The income tax provision (benefit) is comprised of the following:

                                                       NINE MONTHS
                                                          ENDED
                       YEAR ENDED DECEMBER 31,         DECEMBER 31,
                        2002             2001              2000
                    ------------     ------------      ------------
                                    (In thousands)
Current             $         --     $         --      $       (796)
Deferred                      --            1,316            (3,252)
                    ------------     ------------      ------------
                    $         --     $      1,316      $     (4,048)
                    ============     ============      ============

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is:

                                                                                          NINE MONTHS
                                                                                             ENDED
                                                         YEAR ENDED DECEMBER 31           DECEMBER 31
                                                         2002              2001              2000
                                                     ------------      ------------      ------------

Tax at federal statutory rates                       $     (7,181)     $     (9,508)     $     (3,846)
Valuation reserve on deferred tax assets                    6,469             6,942               134
Non deductible loss on goodwill impairment                     --             3,174                --
Other, primarily permanent differences and state
   income taxes                                               712               708              (336)
                                                     ------------      ------------      ------------
                                                     $         --      $      1,316      $     (4,048)
                                                     ============      ============      ============

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

    EARNINGS PER SHARE

    Under the terms of the Midland agreement, the Company issued 738 Series A Shares and a $10,652,000 convertible debenture. Each share of series A preferred stock is convertible into 100,000 shares of Unifab common stock or 73,800,000 total common shares. However, at December 31, 2002, the total number of common shares authorized is 20,000,000, therefore, there are insufficient authorized common shares to effect the conversion of the preferred shares. Until converted, each share of preferred stock enjoys all the rights and privileges of 100,000 shares of common stock, including voting rights. The denominator below gives effect to the conversion of the shares of preferred stock. The $10,652,000 convertible debenture is convertible into Unifab common stock at a conversion price of $0.35 per share, or 30,434,000 shares of common stock. These shares are anti-dilutive and are not included in the computation of diluted earnings per share during periods where the Company incurs a loss.

    The following table sets forth the computation of basic and diluted earnings per share giving effect to the conversion by Midland of 738 shares of preferred stock on August 13, 2002:

                                                                                   NINE-MONTHS
                                                                                      ENDED
                                                   YEAR ENDED DECEMBER 31          DECEMBER 31
                                                   2002              2001              2000
                                               ------------      ------------      ------------
                                                   (In thousands, except per share amounts)
Numerator:
   Net loss                                    $    (20,517)     $    (29,281)     $     (7,266)
                                               ============      ============      ============
Denominator:
   Weighted average shares of common stock
      outstanding                                     8,190             8,142             7,270
   Effect of issuance of convertible
      preferred stock on weighted average
      shares of common stock                         28,509                --                --
                                               ------------      ------------      ------------
   Denominator for basic and diluted
      earnings per share - weighted
      average shares                                 36,699             8,142             7,270
                                               ============      ============      ============
Basic and diluted loss per share               $      (0.56)     $      (3.60)     $      (1.00)
                                               ============      ============      ============


    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the year ended December 31, 2002, 835,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the year ended December 31, 2001, 862,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the nine months ended December 31, 2000, 842,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

    At December 31, 2002 and 2001, the allowance for doubtful accounts deducted from accounts receivable on the accompanying balance sheets was $763,000 and $528,000, respectively.

9.  LONG-TERM INCENTIVE PLANS

    In July 1997, the Company adopted and its shareholders approved the Long-Term Incentive Plan (the "1997 Plan") to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (the "Eligible Employees"). Under the 1997 Plan, which is administered by the Compensation Committee of the Board of Directors, the Company may grant incentive stock options, nonqualified stock options, restricted stock, other stock-based awards or any combination thereof (the "Incentives") to Eligible Employees. The Compensation Committee determines who receives Incentives and establishes the exercise price of any stock options granted under the Incentive Plan, provided that the exercise price may not be less than the fair market value of the Common Stock on the date of grant. At the Company's Annual Meeting of Shareholders held on December 27, 2002, the shareholders approved an amendment to the 1997 Plan to increase the number of shares of common stock subject to issuance under the plan to 2,500,000 from 460,000, and to increase the shares of common stock that can be granted to a single participant in a calendar year through awards under the plan to 250,000 from 200,000.

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

    All of the options granted under the long-term incentive plans have a 10-year term. The Compensation Committee determines the vesting period of option grants. The optionee will not realize any income for federal income tax purposes, nor will the Company be entitled to any tax deduction, upon the grant of a nonqualified stock option. Upon exercise, the optionee will realize ordinary income measured by the difference between the aggregate fair market value of the shares of Common Stock on the exercise date and the aggregate exercise price, and the Company will be entitled to a tax deduction in the same amount.

    A summary of the Company's stock options activity and the related information for the years ended December 31, 2002 and 2001 and for the nine months ended December 31, 2000 is as follows (in thousands, except per share data):

                                                YEAR ENDED                     YEAR ENDED                 NINE MONTHS ENDED
                                            DECEMBER 31, 2002              DECEMBER 31, 2001              DECEMBER 31, 2000
                                       ---------------------------    ---------------------------    ---------------------------
                                          WEIGHTED                      WEIGHTED                      WEIGHTED
                                          AVERAGE                        AVERAGE                       AVERAGE
                                          EXERCISE                      EXERCISE                      EXERCISE
                                           PRICE         OPTIONS          PRICE         OPTIONS         PRICE          OPTIONS
                                       ------------   ------------    ------------   ------------    ------------   ------------

Outstanding - beginning of period      $       7.21            862    $       8.62            842    $      10.08            412
Granted                                        0.39            500            1.78            198            7.22            434
Exercised                                        --             --            7.37             (7)           7.50             (1)
Forfeited                                      6.67           (537)           7.87           (171)           7.33             (3)
                                       ------------   ------------    ------------   ------------    ------------   ------------
Options outstanding at end of period   $       3.42            825    $       7.21            862    $       8.62            842
                                       ============   ============    ============   ============    ============   ============
Options exercisable at end of period   $       3.41            818    $       8.36            623    $       9.42            552
                                       ============   ============    ============   ============    ============   ============

The following table summarizes information about stock options outstanding at December 31, 2002:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISEABLE
                      --------------------------------------------------------- --------------------------------------
   EXERCISE PRICE           NUMBER        WEIGHTED AVERAGE    WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
   RANGE PER SHARE       OUTSTANDING       REMAINING LIFE      EXERCISE PRICE       EXERCISABLE        EXERCISE PRICE
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $18.00                 24,500              4.8 years         $18.00              24,500              $18.00
       11.31                 10,000              7.8                11.31              10,000               11.31
    7.12 - 8.75             257,933              6.7                 7.41             257,933                7.41
    4.75 - 5.65              32,500              8.2                 5.04              25,833                5.05
        0.39                500,000              9.7                 0.39             500,000                0.39

10. EMPLOYEE BENEFIT PLAN

    The Company sponsors incentive savings plans covering substantially all of the employees of the Company and its subsidiaries, which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under these plans, employees with one year of service with the Company are eligible to participate.

    In November 2001, the Company suspended its policy of matching employee contributions. Prior to that date, the Company contributed an amount equal to 50% of employee contributions up to 3% of their base compensation. Matching contributions made by the Company were approximately $334,000 and $331,000 in the year ended December 31, 2001 and in the nine months ended December 31, 2000, respectively. The Company made no matching contributions in the year ended December 31, 2002.

11. MAJOR CUSTOMERS

    The Company is not dependent on any one customer, and the contract revenue earned from each customer varies from year to year based on the contracts awarded. Contract revenue earned comprising 10% or more of the Company's total contract revenue earned for the year ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 is summarized as follows (in thousands):

                                                       NINE MONTHS
                                                          ENDED
                    YEAR ENDED DECEMBER 31             DECEMBER 31
                    2002               2001               2000
               --------------     --------------     --------------

Customer A     $        5,748     $           --     $           --
Customer B                 --             15,858              6,617
Customer C                 --                 --              6,435

12. INTERNATIONAL SALES

    The Company fabricates structures and equipment for use worldwide by U.S. customers operating abroad and by foreign customers. During the years ended December 31, 2002 and 2001 and in the nine months ended December 31, 2000, 24%, 21% and 22%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the U.S. Gulf of Mexico. The following table summarizes the Company's revenue by location for the years ended December 31, 2002 and 2001, and for the nine months ended December 31, 2000 (in thousands):

                                                             NINE MONTHS
                                                                ENDED
                              YEAR ENDED DECEMBER 31         DECEMBER 31
                              2002             2001             2000
                          ------------     ------------     ------------
Location:
  U.S. Gulf of Mexico     $     25,387     $     64,235     $     47,205
   International:
     Africa                      1,679            5,767            1,023
     Europe                        911              508            4,143
     Other                       5,309           11,233            8,014
                          ------------     ------------     ------------
  Total International            7,899           17,498           13,180
                          ------------     ------------     ------------
Total                     $     33,286     $     81,733     $     60,385
                          ============     ============     ============

    Substantially all of the assets of the Company are located in the United States of America.

13. COMMITMENTS AND CONTINGENCIES

    LEGAL MATTERS

    In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings are not likely to have a material adverse effect on the Company's consolidated financial statements.

    In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the Plaintiffs, 7) the Company wrongfully commingled funds belonging to the Plaintiffs that resulted in seizure of taxes, interest and penalties, and 7) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the Plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $400,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. We anticipate that this matter will go to trial during the second half of 2003. At December 31, 2002 the Company had recorded no reserve with respect to this lawsuit.

On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company has engaged a qualified environmental inspection company to perform a phase one study of the premises, which should be completed in the first week of April 2003. The Company intends to vigorously defend against any attempt to place the Company in breach of the lease

    LETTERS OF CREDIT

    In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At December 31, 2002, cash deposits totaling $231,000 secured outstanding letters of credit totaling $433,000.

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements with two of its officers. These agreements terminate on February 26, 2004 and August 18, 2006, respectively. The minimum annual compensation commitment by the Company under these agreements is $180,000.

    LEASES

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

The lease expires in 2005 and has two five-year renewal options. Future minimum payments, including option periods, under these leases are as follows (in thousands):

2003                      $    640
2004                           640
2005                           640
2006                           640
2007                           640
2008 and after               6,959
                          --------
                          $ 10,159
                          ========

    Rent expense, which includes rent on cancelable equipment leases, during the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 was $1,553,000, $2,300,000 and $1,600,000, respectively.

14. RELATED PARTY TRANSACTIONS

    The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau, including the employees of Nassau. This insurance coverage began on November 1, 2002. Through December 31, 2002 the Company incurred monthly costs of approximately $111,000 for coverage under this plan. Prior to participating in this plan, the Company was self insured for health care benefits with an excess insurance policy covering individual claims above $75,000 or claims in the aggregate above $1,125,000. The monthly cost of this policy was $112,000, including administration and claim expense.

    Under an arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs, as required. At December 31, 2002, Midland provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at December 31, 2002. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004. The Company reimbursed $12,600 to Midland for the cost of the letter of credit.

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    A summary of quarterly results of operations for the year ended December 31, 2002 and 2001 were as follows (in thousands, except per share data):

                                     MARCH 31,         JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                        2002             2002             2002             2002
                                    ------------     ------------     ------------     ------------

Revenue                             $      9,856     $      8,379     $      5,837     $      9,214
Gross profit (loss)                          (37)          (1,030)          (1,610)          (3,297)
Net loss                                  (2,142)          (3,450)          (3,525)         (11,400)
Basic and diluted loss per share           (0.26)           (0.42)           (0.07)           (0.14)

                                     MARCH 31,         JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                        2001             2001             2001             2001
                                    ------------     ------------     ------------     ------------

Revenue                             $     21,703     $     22,861     $     19,957     $     17,212
Gross profit (loss)                          128            1,735            1,560             (934)
Net loss                                  (1,603)            (591)         (23,034)          (4,053)
Basic and diluted loss per share           (0.20)           (0.07)           (2.83)           (0.50)

    On August 13, 2002, the Company issued 738 Series A shares of preferred stock. Each share of Series A preferred stock is convertible into 100,000 shares of Unifab common stock, or 73,800,000 total common shares. (See Notes 2 and 7). The weighted average number of shares outstanding used in the basic and diluted earnings per share calculations for the quarters ended September 30, 2002 and December 31, 2002 are calculated giving effect to the conversion of these preferred shares into common shares at August 13, 2002.

    Pretax results for the quarter ended December 31, 2002 include:

        o   Loss on impairment of Lake Charles facility of $5,074,000

        o   Loss reserves accrued on four fixed price contracts totaling
            $1,213,000

    Pretax results for the quarter ended December 31, 2001 include:

        o   Loss on the completion of the OBI contracts in progress of
            $2,039,000

        o Recovery of $1,680,000 on an account receivable which had been written off in the September 2001 quarter

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.


                                    UNIFAB International, Inc.
                                    (Registrant)


                                    By:       /s/ Allen C. Porter, Jr.
                                         ---------------------------------------
                                                  Allen C. Porter, Jr.
                                          President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE AND DATE                                              TITLE
           ------------------                                              -----


          /s/ William A. Hines         March 31, 2003         Chairman of the Board
-----------------------------------------------------
            William A. Hines

        /s/ Allen C. Porter, Jr.       March 31, 2003         President and Chief Executive Officer
-----------------------------------------------------            (Principal Executive Officer)
          Allen C. Porter, Jr.

           /s/ Peter J. Roman          March 31, 2003         Vice President and Chief Financial Officer
-----------------------------------------------------            (Principal Financial and Accounting Officer)
             Peter J. Roman

           /s/ William Downey          March 31, 2003         Vice President of Operations and Director
-----------------------------------------------------
              William Downey

           /s/ Frank Cangelosi         March 31, 2003         Director
-----------------------------------------------------
             Frank Cangelosi

           /s/ Daniel Gaubert          March 31, 2003         Director
-----------------------------------------------------
             Daniel Gaubert

              /s/ Don Moore            March 31, 2003         Director
-----------------------------------------------------
                Don Moore

            /s/ Perry Segura           March 31, 2003         Director
-----------------------------------------------------
              Perry Segura

            /s/ George C. Yax          March 31, 2003         Director
-----------------------------------------------------
              George C. Yax

    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Allen C. Porter, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of UNIFAB International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003
       -----------------------------

/S/  Allen C. Porter, Jr.
------------------------------------
Allen C. Porter, Jr.
Chief Executive Officer

    PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Peter J. Roman, certify that:

1. I have reviewed this annual report on Form 10-K of UNIFAB International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003
       -------------------------------------

/S/  Peter J. Roman
--------------------------------------------
Peter J. Roman
Chief Financial Officer

                           UNIFAB INTERNATIONAL, INC.

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         3.1      Articles of Incorporation of the Company ***

         3.2      By-laws of the Company ***

         4.1      See Exhibits 3.1 and 3.2 for provisions of the Company's
                  Articles of Incorporation and By-laws defining the rights of holders of Common Stock ***

         4.3      Debenture*****

         4.2      Specimen Common Stock Certificate *

         10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers *

         10.2     The Company's Long-Term Incentive Plan (Function)

         10.3     The Company's Employee Long Term Incentive Plan (Function)

         10.4     Form of Stock Option Agreement under the Company's Long-Term
                  Incentive Plan * (Function)

         10.5     Form of Stock Option Agreement under the Company's Employee
                  Long-Term Incentive Plan (Function)

         10.6     Employment Agreement between the Company and William A. Downey
                  ***(Function)

         10.7     Ground Lease Agreement dated as of September 1, 1998, between
                  PIM, L.L.C. (now UNIFAB International West, L.L.C. and a subsidiary of the Company) and the Lake Charles Harbor &
                  Terminal District **

         10.8     Guaranty Agreement made as of September 1, 1998, by the
                  Company in favor of the Lake Charles Harbor & Terminal
                  District **

         10.9     Development Agreement among PIM, L.L.C., the Company, the Lake
                  Charles Harbor & Terminal District, and the Calcasieu Parish
                  Police Jury **

         10.10 Commercial Business Loan Agreement by and between the Company and Whitney National Bank dated November 18, 2002***

         10.11    Preferred Stock Purchase, Debt Exchange and Modification
                  Agreement dated April 26, 2002, by and between Midland
                  Fabricators and Process Systems, LLC and the Company
                  (incorporated herein by reference to the Company's report of Form 8-K filed with the Securities and Exchange Commission on May 13, 2002)

         10.12    Amended and Restated Credit Agreement dated as of October 19,
                  2000, among the Company, Bank One, N.A., IberiaBank, Regions
                  Bank and Whitney National Bank**

         10.13    Waiver and First Amendment to Amended and Restated Credit
                  Agreement dated as of March 31, 2001, among the Company, Bank
                  One, NA, IberiaBank, RegionsBank, and Whitney National Bank
                  (incorporated by reference to the Company's report on Form
                  10-K/A filed with the Securities and Exchange Commission on June 15, 2001)

         10.14    Waiver and Second Amendment to Amended and Restated Credit
                  Agreement dated as of March 5, 2002, among the Company, Bank
                  One, Louisiana, N.A., IberiaBank, Regions Bank and Whitney
                  National Bank (incorporated herein by reference to the Company's report of Form 8-K filed with the Securities and Exchange Commission on March 12, 2002)

         10.15    Act of Acknowledgment, modification, Receipt and Third
                  Amendment to Amended and Restated Credit Agreement dated
                  August 13, 2002*****

         16.1     Letter from Ernst & Young LLP to the Securities and Exchange
                  Commission dated August 16, 2002 (incorporated herein by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 21, 2002) ****

         16.2     Letter from Ernst & Young LLP to the Securities and Exchange
                  Commission dated August 16, 2002 (incorporated herein by reference to the Company's report of Form 8-K filed with the Securities and Exchange Commission on August 19, 2002)

         21.1     Subsidiaries of the Company

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of Ernst & Young LLP

         99.1 Section 906 Certification accompanying and furnished with the Company's annual report on Form 10-K for the fiscal year ended
                  December 31, 2002

         99.2 Press release issued by the Company on February 12, 2003 regarding the Company's potential delisting from the Nasdaq
                  SmallCap Market

         99.3 Press release issued by the Company on February 26, 2003 regarding the Company's filing of its Form 10-Q for the period ending September 30, 2002 in compliance with the Nasdaq
                  SmallCap Market continued listing requirements

         99.4     Form 8-K filed with the Securities and Exchange Commission on
                  August 19, 2002 (incorporated herein by reference)

         99.5 Form 8-K/A filed with the Securities and Exchange Commission on August 21, 2002 (incorporated herein by reference)

         99.6     Form 8-K filed with the Securities and Exchange Commission on
                  November 7, 2002 (incorporated herein by reference)


----------

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

         *** Incorporated herein by reference to the Company's report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on February 13, 2003.

         **** Incorporated herein by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2002.

         ***** Incorporated herein by reference to the Company's report on Form 18-K filed with the Securities and Exchange Commission on August 22, 2002.

    (Function)    Management Contract or Compensatory Plan.