Form 10-K/A
period 2002-12-31
UNIFAB INTERNATIONAL INC
filed 2003-04-30
CIK 101990

                                   Form 10-K/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29416

                           UNIFAB International, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Louisiana                                    72-1382998
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    5007 Port Road, New Iberia, La.                                     70560
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code            (337) 367-8291

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  [ ]  No [X]

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 28, 2002 was approximately $2.2 million based on the closing price of the registrant's common stock on the Nasdaq Small Cap Market on such date of $0.28 per share.

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of March 18, 2003 was 8,189,972.

         This Form 10-K/A is being filed by the Registrant solely for the purpose of completing Items 10, 11, 12 and 13 in Part III of the Registrant's Annual Report on Form 10-K. At the time that the Registrant filed its Annual Report, the Registrant intended to incorporate by reference the information required by these Items of Part III from its proxy statement for its 2003 annual meeting of shareholders, which the Registrant intended to file with the Securities and Exchange Commission prior to April 30, 2003. In view of the fact that the Registrant will not file its 2003 proxy statement on or before April 30, 2003, the Registrant is required to file this amendment supplementing its Annual Report on Form 10-K by including the information required by Items 10, 11, 12 and 13.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth for each director of our company, his age, position, principal occupation and employment during the past five years and his directorships in other public corporations, as of April 15, 2003, and the year that he was first elected a director of our company or its predecessor. Each director has been elected to serve until the 2003 annual meeting of shareholders and until his successor is elected and qualified.

                                                   PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN               DIRECTOR
         NAME AND AGE                                       OTHER PUBLIC CORPORATION                        SINCE
         ------------                                       ------------------------                        -----
Frank J. Cangelosi, Jr., 49........      Mr. Cangelosi, a certified public accountant, has served as         2002
                                         the Vice President of Finance of Nassau Holding Corporation,
                                         the parent company of several oilfield-related companies,
                                         since June 1985.

William A. Downey, 56..............      Mr. Downey serves as our Executive Vice President and Chief         2002
                                         Operating Officer, as well as a director. Mr. Downey is also the President of Universal Fabricators, LLC, a wholly owned subsidiary of our company. Mr. Downey previously served as
                                         Vice President of Operations for Gulf Island Fabrication,
                                         Inc., a publicly traded company engaged in the fabrication of platforms and structures used in the development and
                                         production of oil and gas, from May 1985 through January 2000.
                                         Mr. Downey was also the President of Gulf Island, LLC, a
                                         subsidiary of Gulf Island Fabrication, Inc., from January 2000 through June 2000.

                                                   PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN               DIRECTOR
         NAME AND AGE                                       OTHER PUBLIC CORPORATION                        SINCE
         ------------                                       ------------------------                        -----
Daniel R. Gaubert, 54..............      Mr. Gaubert served as the Chief Financial Officer of                2002
                                         McDermott International, Inc. from 1996 until his retirement in 2001, and has served as a consultant to McDermott
                                         International, Inc. since 2001. In February 2000, The Babcock
                                         & Wilcox Company, a subsidiary of McDermott International,
                                         Inc., filed a petition to reorganize under Chapter 11 of the
                                         U.S. Bankruptcy Code in order to determine and resolve its asbestos-related liabilities; at the time this petition was filed, Mr. Gaubert was serving as the Chief Financial Officer of The Babcock & Wilcox Company.

William A. Hines, 66...............      Mr. Hines serves as our Chairman of the Board. Mr. Hines is         2002
                                         also the Chairman of the Board and President of Nassau Holding
                                         Corporation, the parent company of several oilfield-related companies, including Midland, and a director of Whitney
                                         Holding Corporation, a publicly traded regional bank holding company. Mr. Hines previously served as a director of our
                                         company from July 1998 through March 2001.

Donald L. Moore, 64................      Mr. Moore, a certified public accountant, was the managing          2002
                                         partner of the New Orleans office of the national accounting firm of Ernst & Young LLP for over 20 years prior to his
                                         retirement in September 1998. Mr. Moore serves on the boards of directors of several charitable organizations, including the Louisiana Chapter of the Salvation Army and the New
                                         Orleans Opera Association.

                                                   PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN               DIRECTOR
         NAME AND AGE                                       OTHER PUBLIC CORPORATION                        SINCE
         ------------                                       ------------------------                        -----
Allen C. Porter, Jr., 70...........      Mr. Porter serves as our President and Chief Executive              2002
                                         Officer as well as a member of our board of directors. Mr.
                                         Porter is also the President of Allen Process Systems, LLC, a wholly owned subsidiary of our company, and was the founder and President of Allen Tank, Inc., the predecessor of Allen
                                         Process Systems, LLC. From 1998 to 2000, Mr. Porter was a
                                         construction manager for Versatruss Americas LLC, a designer and manufacturer of offshore heavy lift systems. From 2000 through his joining our company in August 2002, Mr. Porter was the Executive Vice President of Yarbrough Cable Co., a
                                         Versabar company.

Perry Segura, 73...................      Mr. Segura served as our Chairman of the board from April           1980
                                         2002 to August 2002. Mr. Segura is an architect and real
                                         estate developer. Mr. Segura is a member of the Board of
                                         Supervisors of Louisiana State University and was its Chairman
                                         from 1997 to 1998 and its Vice Chairman from 1996 to 1997.

George C. Yax, 62..................      Mr. Yax is currently a rancher and was a co-founder of Ceanic       1997
                                         Corporation (formerly, American Oilfield Divers, Inc.), a
                                         publicly traded provider of subsea products and services to the offshore oil and gas industry. Mr. Yax served as Chairman of the Board of Cenaic Corporation until its sale in August
                                         1998.

EXECUTIVE OFFICERS

For information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         Each director who is not also an employee of the company receives an annual fee of $12,000 for his services as a director. We reimburse all directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings.

         In addition, in each year during which our long-term incentive plan is in effect and a sufficient number of shares are available under the plan, on the day of each annual meeting of shareholders, each non-employee director will receive an option to purchase up to 2,500 shares of common stock at an exercise price equal to the fair market value of our common stock on such date. The compensation committee determines the exact date of the grant and the number of shares subject to the option. Each stock option shall be fully exercisable on the date of its grant and will expire ten years from the date of grant, unless the non-employee director ceases to be a director. In that case, the exercise period will be shortened. In accordance with this arrangement, on January 2, 2003, we granted each non-employee director an option to buy 2,500 shares of our common stock at an exercise price of $0.25, the fair market value of our common stock on that date.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides you with information about the compensation we paid in 2002 (January 1, 2002 to December 31, 2002), 2001 (January 1, 2001 to December 31, 2001), transition 2000 (April 1, 2000 to December 31, 2000) and fiscal 2000 (April 1, 1999 to March 31, 2000), to our chief executive officers and each of our other executive officers whose individual salary and bonus for the calendar year 2002 exceeded $100,000 in the aggregate (collectively, the "Named Executive Officers"). The information below does not include the amount of perquisites provided to the Named Executive Officers because the threshold for disclosure under the SEC rules was not met.

                           SUMMARY COMPENSATION TABLE


                                                           ANNUAL                   LONG TERM
                                                        COMPENSATION               COMPENSATION

                                                                             RESTRICTED    SECURITIES
                                          FISCAL                                STOCK      UNDERLYING        ALL OTHER
    NAME AND PRINCIPAL POSITION            YEAR       SALARY       BONUS        AWARD      OPTIONS(#)     COMPENSATION(1)
    ---------------------------            ----       ------       -----        -----      ----------     --------------
Jerome E. Chojnacki ...................    2002      $100,000    $      0    $      0       $      0       $ 78,240(2)(4)
  President and Chief Executive Officer    2001        75,000      50,000      55,500(3)     150,000          1,944(4)

Allen C. Porter, Jr ...................    2002        95,139           0           0        250,000         64,800(7)
  President and Chief Executive
    Officer(5)

William A. Downey .....................    2002        75,323           0           0        250,000         62,200(7)
  Executive Vice President (6)

Peter J. Roman ........................    2002       140,000           0           0              0              0
   Vice President                          2001       104,770           0           -              0              0
                                           2000*       67,500           0           -         30,000            113(1)
                                           2000**      90,000      37,800           -              0          1,575(1)

Glenn D. Gros .........................    2002       135,708           0           0              0              0
   Vice President (8)                      2001        94,615           0           0         10,000              0

Martin K. Bech ........................    2002       118,739           0           0              0              0
  Vice President and Secretary (9)         2001        77,917           0           0         10,000              0

--------------

*        Transition 2000 (April 1, 2000 to December 31, 2000).

**       Fiscal 2000 (April 1, 1999 to March 31, 2000).

(1)      Comprised of our contributions to our 401(k) Plan.

(2) Mr. Chojnacki served as our chairman of the board, president and chief executive officer from October 2001 until his resignation in April 2002, at which time Mr. Chojnacki received a one-time payment of $75,000 in connection with the termination of the consulting agreement pursuant to which Mr. Chojnacki served our company (see "-Agreements with Named Executive Officers").

(3) On November 7, 2001, we granted 50,000 restricted shares of our common stock to Mr. Chojnacki; the closing price of our common stock on the Nasdaq National Market on the date of grant was $1.11 per share. As of December 31, 2001, Mr. Chojnacki held an aggregate of 50,000 restricted shares of our common stock having an aggregate value of $32,500, based upon the $0.65 per share closing price of our common stock on the Nasdaq National Market on such date. Any dividends declared by our board of directors and paid with respect to unrestricted shares of our common stock will be paid with respect to any restricted shares of our common stock then held by Mr. Chojnacki.

(4) Includes premium payments of $3,240 in 2002 and $1,944 in 2001 for a life insurance policy for the benefit of Mr. Chojnacki.

(5) Mr. Porter rejoined our company in April 2002 as a consultant and in August 2002 he was named President and Chief Executive Officer. Mr. Porter was the founder of Allen Tank, Inc., which was acquired by our company in June 1998. Mr. Porter was not involved with the company after the acquisition until his return in April 2002.

(6) Mr. Downey joined our company in April 2002 as a consultant and in August 2002 he was named Executive Vice President and Chief Operating Officer.

(7) Represents consulting fees paid to Mr. Porter and Mr. Downey prior to their appointments as Chief Executive Officer and Chief Operating Officer, respectively.

(8)      Mr. Gros joined our company in March 2001.

(9)      Mr. Bech joined our company in April 2001.

STOCK OPTION GRANTS

         The following table provides you with information about the stock options that we granted to Messrs. Porter and Downey in 2002. We did not grant stock options to any of our other Named Executive Officers in 2002.

                              OPTION GRANTS IN 2002

                                                                                                        GRANT DATE
                                                            INDIVIDUAL GRANTS                             VALUE
                              -----------------------------------------------------------------------   ----------
                                NUMBER OF
                                SECURITIES
                                UNDERLYING    % OF TOTAL OPTIONS                                        GRANT DATE
                                 OPTIONS          GRANTED TO        EXERCISE OR BASE                     PRESENT
          NAME                GRANTED (#)(1)  EMPLOYEES IN 2002       PRICE ($/SH)    EXPIRATION DATE    VALUE (2)
-------------------------     --------------  ------------------    ----------------  ---------------   ----------
Allen C. Porter, Jr......        250,000             50.0%              $0.39             8/16/12        $52,500

William A. Downey .......        250,000             50.0%              $0.39             8/16/12        $52,500

--------------

(1) Of the options granted to Messrs. Porter and Downey, each 250,000 share grant was exercisable on the grant date.

(2) We used the Black-Scholes option pricing model to determine the grant date present value of the stock options that we granted in 2002 to Messrs. Porter and Downey. Under the Black-Scholes option pricing model, the grant date present value of each stock option referred to in the table was calculated to be $0.21. We used the following facts and assumptions in making such calculation:
         (a) an exercise price of $0.39 for each such stock option; (b) a fair market value of $0.39 for one share of common stock on the date of grant; (c) no dividend payments on our common stock; (d) a stock option term of 10 years; (e) a stock volatility of 1.042, based on an analysis of monthly closing stock prices of shares of our common stock during a 240-week period; and (f) an assumed risk-free interest rate of 2.22%, which is equivalent to the yield on a 2-year treasury note on the grant date. We applied no other discounts or restrictions related to vesting or the likelihood of vesting of stock options. We multiplied the resulting grant date present value of $0.21 for each stock option by the total number of stock options granted to Messrs. Porter and Downey to determine the total grant date present value of such stock options.

OUTSTANDING STOCK OPTIONS

         The following table provides you with information about all outstanding stock options held by each of the Named Executive Officers as of December 31, 2002. None of our Named Executive Officers exercised stock options in 2002.

                   AGGREGATED OPTIONS AS OF DECEMBER 31, 2002


                                                               NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-
                                                              UNDERLYING UNEXERCISED        THE-MONEY OPTIONS AT
                                                              OPTIONS AT 12/31/02(#)             12/31/02(1)
                                                            EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                                                            -------------------------     -------------------------
Allen C. Porter, Jr..................................                250,000/0                        0/0
William A. Downey....................................                250,000/0                        0/0
Peter J. Roman.......................................                 52,000/0                        0/0
Glenn D. Gros........................................              6,666/3,334                        0/0
Martin K. Bech.......................................              6,666/3,334                        0/0

--------------

(1) On December 31, 2002, the closing sales price of our common stock on the Nasdaq SmallCap Market was $0.22 per share.

(2) Upon his resignation from our company in April 2002, Mr. Chojnacki forfeited his 100,000 unexercisable options. Under our long-term incentive plan, Mr. Chojnacki was allowed 30 days from the date of his resignation in which to exercise his exercisable options. Mr. Chojnacki did not exercise any of his exercisable options within such time and, as a result, all such options were forfeited.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Agreement with Mr. Chojnacki

         Upon the resignation of Mr. Berard, we entered into a consulting agreement with Mr. Chojnacki in October 2001 pursuant to which Mr. Chojnacki served as our chairman of the board, president, and chief executive officer Mr. Chojnacki entered into the consulting agreement through Varix, Ltd. ("Varix"), a limited partnership which he controlled; at the time of entering into the agreement, the sole general partner of Varix was a limited liability company in which Mr. Chojnacki held a 100% membership interest.

         The consulting agreement, which was to remain effective through the end of 2002, provided for an annual fee of $375,000 payable in monthly installments, and an annual bonus equal to the greater of $50,000 or 10% of our annual EBITDA (earnings before income tax, depreciation and amortization). Pursuant to the agreement, we granted to Mr. Chojnacki 50,000 restricted shares of our common stock, and an option to purchase 150,000 shares of our common stock at an exercise price of $1.11 per share.

         The Midland agreement required us to terminate Mr. Chojnacki's employment agreement effective April 2002, make a one-time cash payment of $75,000 to Mr. Chojnacki in exchange for the termination of his employment agreement, and cause Mr. Chojnacki to resign as a director of our company. Accordingly, we, Mr. Chojnacki and Varix entered into an agreement, effective April 2002, terminating the consulting agreement and all obligations of the parties thereunder, releasing us from any claims of Mr. Chojnacki or Varix arising out of the consulting agreement, providing for the required cash payment to Mr. Chojnacki, and providing for the resignation of Mr. Chojnacki as our chairman of the board, president and chief executive officer.

Agreement with Mr. Downey

         On August 19, 2002, the Company entered into a two-year agreement with William A. Downey pursuant to which Mr. Downey will serve as a full-time consultant to the company for one year, and will consult with the company on a project-by-project basis in the second year. Under the agreement, Mr. Downey receives a monthly salary of $5,000 and all benefits to which executive officers of the company are entitled, and he received immediately exercisable options to acquire 250,000 shares of common stock of the Company for $0.39 per share. If Midland Fabricators and Process Systems, L.L.C. and/or William A. Hines and his family cease to own a controlling interest in the company, then Mr. Downey would be relieved of his obligations to perform services for the company and would have the option to continue to receive $5,000 per month during the remaining term of the agreement or to receive all amounts due under the agreement in one lump sum.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2002, Messrs. Broussard, Cangelosi, Moore and Yax comprised our compensation committee. Mr. Gaubert was added as a member to the compensation committee in March 2003. Other than Mr. Cangelosi, none of the members of our compensation committee have ever served as an officer or employee of our company or any of our subsidiaries or affiliates. Because Mr. Cangelosi is the Vice President of Finance of Nassau Holding Corporation, the parent company of Midland, which is the beneficial owner of approximately 93% of the company's outstanding common stock (see "Stock Ownership"), he does not meet independence requirements. Mr. Cangelosi is a certified public accountant with over 17 years of experience in the oilfield services industry, and the company's board of directors determined, in accordance with The

Nasdaq Stock Market's listing standards, that his membership on our compensation committee was required by the best interests of the company and its shareholders. In 2002, none of our executive officers served as a director or member of the compensation committee of any other entity of whom an executive officer served on our board of directors or on our compensation committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

            Our compensation committee has the authority, among other things, to review, analyze, and recommend compensation programs to the company's board of directors and to administer and grant awards under the company's employee benefit plans.

            The company's executive compensation consists primarily of (1) salaries, (2) annual cash incentive bonuses and (3) long-term incentive compensation in the form of stock options granted under the company's long-term incentive plan. In February 2002, our compensation committee approved an increase in the annual salary of Glenn D. Gros, the then vice president of operations of the company, to $135,000, and approved an increase in the annual salary of Martin K. Bech, the company's vice president, secretary and general counsel, to $118,000. The salaries of the company's other executive officers are based on their levels of responsibility and the board of directors and our committee's subjective assessments of their performance.

            The amount of the annual bonus payable to Jerome E. Chojnacki, who served as the company's president and chief executive officer from October 2001 until his resignation from the company in April 2002, was determined in accordance with the terms of his consulting agreement, under which he was entitled to receive, as an annual incentive bonus, the greater of ten percent of the company's EBITDA (earnings before income tax, depreciation and amortization) or $50,000. The Midland agreement, however, required us to terminate Mr. Chojnacki's employment agreement effective April 2002 and make a one-time cash payment of $75,000 to Mr. Chojnacki in exchange for the termination of his employment agreement, and cause Mr. Chojnacki to resign as a director of our company. As a result of the termination of the consulting agreement, Mr. Chojnacki was not eligible to receive a bonus for 2002.

            The company has adopted an executive compensation program for its other executive officers that ties a portion of executive compensation to its short-term performance. Under this program, executive officers and other key employees of the company are entitled to receive, as an annual incentive bonus, a percentage of their respective annual salary ranging from 22.5% to 70%, depending on the percentage net income return on the company's capital. The company must achieve a minimum 10% net income return on its capital for any of these officers and employees to receive a minimum bonus of 22.5% of their respective annual salary, and each of them may receive the maximum bonus of 70% of their respective annual salary if the company achieves a 30% or greater net income return on its capital. The company did not achieve a minimum 10% net income return on its capital in 2002; accordingly, the company did not pay a bonus for that period to any of its executive officers or key employees.

            The company also provides long-term incentives to its executive officers in the form of stock options granted under the company's long-term incentive plan. The stock option awards are intended to reinforce the relationship between compensation and increases in the market price of the company's common stock and to align the executive officers' financial interests with that of the company's shareholders. Generally, we base the size of these awards on the position of each participating officer and a subjective assessment of the officer's individual performance. Pursuant to the terms of his employment agreement, Mr. Downey was granted options to acquire 250,000 shares of the company's common stock for $0.39 per share in 2002. Mr. Porter was also granted options to acquire 250,000 shares of the company's common stock for $0.39 per share in 2002. No other named executive officers received a stock option grant in 2002. The table entitled "Option Grants in 2002" in the section of this annual report on Form 10-K entitled "Executive Compensation" sets forth certain information about the stock options granted to Messrs. Porter and Downey in 2002. Also included in the "Summary Compensation Table" in the section of this annual report on Form 10-K entitled "Executive Compensation" are the number of securities underlying stock options granted to certain of our executive officers in 2001, fiscal 2000 and transition 2000.

            Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain highly compensated executive officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. None of the company's executive officers reached the deductibility limitation for 2002. Our compensation committee believes that the stock options granted to Messrs. Porter and Downey, as discussed above, qualify for the exclusion from the deduction limitation under Section 162(m). Our compensation committee anticipates that the remaining components of individual executive compensation that do not qualify for an exclusion from Section 162(m) should not exceed $1 million in any year and therefore will continue to qualify for deductibility.

                           The Compensation Committee*

                                  George C. Yax

------------

* Mr. Broussard resigned from our board of directors in August 2002, prior to the filing of this report. Messrs. Cangelosi and Moore were appointed to our compensation committee in August 2002 and Mr. Gaubert was appointed to our compensation committee in March 2003, subsequent to the committee's deliberations concerning our executive compensation for 2002.

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on our common stock from March 31, 1998, through December 31, 2002, with the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 March 31, 1998 in our common stock and in each of the indices, and on the assumption that dividends were reinvested. The assumed $100.00 investment in our common stock was made at $17.50 per share, the closing price on March 31, 1998.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                   UNIFAB INTERNATIONAL, INC., S&P 500 INDEX &
                    S&P OIL & GAS EQUIPMENT & SERVICES INDEX

[PERFORMANCE GRAPH]

                                          March 31,   March 31,  March 31,   December 31,   December 31,  December 31,
                                            1998        1999       2000          2000           2001          2002
                                          ---------   ---------  ---------   ------------   ------------  ------------
UNIFAB International, Inc.                 $100.00     $ 46.43    $ 45.71      $ 54.29        $  3.71        $ 1.26

S&P 500                                     100.00      118.46     139.71       124.15         109.39         85.22

S&P Oil & Gas (Equipment & Services)        100.00       78.62     102.56       108.70          72.35         64.04
Index

ASSUMES $100 INVESTED ON SEPTEMBER 19, 1997 IN UNIFAB INTERNATIONAL, INC. COMMON STOCK, S&P 500 INDEX AND S&P OIL & GAS (DRILLING & EQUIPMENT) INDEX

* TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

STOCK OWNERSHIP

         The following table sets forth, as of April 30, 2003 and, to the extent known by our company, certain information regarding beneficial ownership of our common stock and series A preferred stock by (1) each of our directors, (2) each of our executive officers for whom compensation information is disclosed in this annual report, (3) all of our directors and executive officers as a group, and
(4) persons having beneficial ownership of more than 5% of our outstanding common stock or series A preferred stock. Unless otherwise indicated, we believe that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to us by them. Except as otherwise noted, the address for the beneficial owners listed below is c/o UNIFAB International, Inc., 5007 Port Road, New Iberia, Louisiana 70560.

                                                                                                  NUMBER OF
                                                         NUMBER OF           PERCENT OF           PREFERRED           PERCENT OF
                                                       COMMON SHARES         OUTSTANDING            SHARES            OUTSTANDING
                                                        BENEFICIALLY           COMMON            BENEFICIALLY          PREFERRED
NAME OF BENEFICIAL OWNER                                  OWNED(1)            STOCK(2)              OWNED              STOCK(2)
------------------------                                  --------            --------              -----              --------
Martin K. Bech....................................           11,400(3)             *                    0                    -
Dailey J. Berard..................................          430,386(4)           5.3                    0                    -
Charles E. Broussard..............................          419,934(5)           5.1                    0                    -
Jerome E. Chojnacki...............................           50,000(6)             *                    0                    -
Frank J. Cangelosi, Jr............................                0                -                    0                    -
William A. Downey.................................          250,000                *                    0                    -
Daniel R. Gaubert.................................            2,500                *                    0                    -
Glenn D. Gros.....................................           18,000                *                    0                    -
William A. Hines (7)..............................      104,244,007             92.7                  738                  100
Donald L. Moore...................................            2,500                *                    0                    -
Allen C. Porter, Jr...............................          250,012                *                    0                    -

Peter J. Roman....................................           58,041                *                    0                    -
Perry Segura......................................          464,477(8)           5.6                    0                    -
George C. Yax.....................................           25,000                *                    0                    -
Midland Fabricators and Process Systems, L.L.C. ..      104,233,039(9)          92.7                  738                  100
All directors and executive officers
     as a group (10 persons)(10)..................      105,307,937             93.9                  738                  100

--------------

*        Ownership is less than 1%

(1) Includes shares that could be acquired within sixty days after April 30, 2003, upon the exercise of options granted pursuant to our long-term incentive plan, as follows: Mr. Bech, 10,000 shares; Mr. Broussard, 12,500 shares; Mr. Downey, 250,000 shares; Mr. Gaubert, 2,500 shares; Mr. Gros, 10,000 shares; Mr. Moore, 2,500 shares; Mr. Porter, 250,000 shares; Mr. Roman, 54,000 shares; Mr. Segura, 15,000 shares; Mr. Yax, 15,000 shares; and all directors and executive officers as a group (10 persons), 599,000 shares.

(2) Based on 8,189,972 shares of our common stock and 738 shares of our series A preferred stock outstanding as of April 30, 2003, except that the percentage ownership of William A. Hines and Midland Fabricators and Process Systems, L.L.C. and the directors and executive officers as a group has been calculated assuming the conversion of Midland Fabricators and Process Systems, L.L.C.'s 738 shares of series A preferred stock and convertible debenture in the principal amount of $10,651,564 (see "Transactions with Midland").

(3) Shares shown as beneficially owned by Mr. Bech include 400 shares held by the custodian of an individual retirement account for the benefit of Mr. Bech's spouse.

(4) Based in part on the Schedule 13G Amendment No. 3, dated February 7, 2001, filed with the SEC, and includes 15,700 shares owned by Mr. Berard's spouse, with respect to which Mr. Berard shares investment and voting power. Mr. Berard's address is 110 Mountainside Drive, Lafayette, Louisiana 70503.

(5) Based in part on the Schedule 13G Amendment No. 3, dated February 7, 2001, filed with the SEC, and includes 151,900 shares owned by a company controlled by Mr. Broussard, 254,534 shares owned by a limited liability company controlled by Mr. Broussard and 500 shares owned by his spouse, with respect to which Mr. Broussard shares investment and voting power. Mr. Broussard, as a non-employee director of our company, received options to purchase 12,500 shares of our common stock pursuant to our long-term incentive plan. Mr. Broussard sold 4,500 shares of our common stock in March 2002, and resigned from our board of directors on August 12, 2002. Under our long-term incentive plan, Mr. Broussard is allowed one year from the date of his resignation, or until August 12, 2003, to exercise his exercisable options. Mr. Broussard's address is 23604 South Louisiana Highway 82, Kaplan, Louisiana 70548.

(6) Mr. Chojnacki resigned as our chairman of the board, president and chief executive officer in April 2002 (see " - Agreements with Named Executive Officers"). Upon his resignation, the unexercisable options held by Mr. Chojnacki were forfeited. Under our long-term incentive plan, Mr. Chojnacki was allowed 30 days from the date of his resignation in which to exercise his exercisable options. Mr. Chojnacki did not exercise any of his exercisable options within such time and, as a result, all such options were forfeited. Mr. Chojnacki's address is 14550 Torrey Chase Boulevard, Suite 260, Houston, Texas 77014.

(7) Mr. Hines is a manager and the owner of a 45.5% membership interest in Midland and, accordingly, is deemed to be a beneficial owner of the shares of our common stock and series A preferred stock deemed to be beneficially owned by Midland. Mr. Hines is also the direct owner of 10,968 shares of our common stock.

(8)      Includes 373,591 shares owned by a company controlled by Mr. Segura.

(9) Represents 73,800,000 shares of our common stock issuable upon conversion of the 738 shares of our series A preferred stock held by Midland, and 30,433,039 shares of our common stock issuable upon conversion of the convertible debenture issued by our company in the principal amount of $10,651,564 (see "Transactions with Midland").

(10) Includes only those persons who are directors and executive officers of our company as of April 30, 2003.

Equity Compensation Plan Information

         The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

                                                                                                Number of securities
                                                                                           remaining available for future
                               Number of securities to be    Weighted-average exercise         issuance under equity
                                issued upon exercise of        price of outstanding              compensation plans
                                  outstanding options,         options, warrants and       (excluding securities reflected
                                  warrants and rights                 rights                         in column (a))
       Plan Category                      (a)                           (b)                               (c)
----------------------------   --------------------------    -------------------------     -------------------------------
Equity compensation plans
approved by security
holders(1)..................           731,333                          $2.93                          1,768,667(3)

Equity compensation plans
not approved by security
holders(2)..................            93,600                          $7.12                            471,400(3)
                                       -------                          -----                          ---------
         Total..............           824,933                          $3.42                          2,240,067
                                       -------                          -----                          ---------

-------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 2002, we entered into a preferred stock purchase, debt exchange and modification agreement with Midland (the "Midland agreement"). William A. Hines, who is now the chairman of our board of directors, is a manager of, and the owner of a 45.5% membership interest in, Midland. The remaining membership interest in Midland is owned by Mr. Hines' former spouse and members of his immediate family. The terms of the Midland agreement were determined by arm's length negotiation between our senior management team and its representatives, and Mr. Hines and his representatives. Mr. Hines had been the principal shareholder of Allen Tank, Inc., which we purchased in 1998. From the time of that acquisition in 1998 until March 2001, Mr. Hines served as a director of our company. At the time of entering into the Midland agreement, Mr. Hines held no position with our company and his only relationship with our company was his ownership of 10,968 shares of our common stock, which he continues to own. Upon consummating the Midland agreement in August 2002, Mr. Hines re-joined our board of directors and became its chairman.

         Pursuant to the Midland agreement and prior to its consummation on August 13, 2002:

         - We consented to Midland's acquisition of the rights of the lenders under our credit agreement dated November 30, 1999, as amended, with Bank One, Louisiana, N.A. and three other commercial banks. On May 1, 2002, Midland acquired the rights of those lenders under the credit agreement for $13,870,000 in cash, the source of which was capital contributions from its members. On that date, the total amount of principal, accrued interest and penalties owing under the credit agreement was $21,331,564. Thereafter, and prior to the consummation of the Midland agreement, Midland advanced to us $2,814,500, which we used to meet our working capital needs and establish a cash collateral account with Bank One to secure our obligations under outstanding letters of credit.

         - Midland acquired claims against us in the amount of $5,622,881 held by our unsecured creditors. Midland's acquisition cost for these claims was an aggregate of $2,851,373, including payments made to the unsecured creditors, fees paid to a collection agent and attorneys' fees. Midland's source of these payments was capital contributions from its members.

         - Midland agreed to assist us in obtaining a $7 million line of credit, and we and Midland subsequently agreed that this line of credit would be in the amount of $8 million. We expect to establish the line of credit with a commercial bank in the near future, and we anticipate that Midland or an affiliate of Midland will guarantee our obligations under it.

         - We entered into agreements, effective April 2002, terminating the employment agreement of Dailey J. Berard, who was then a director of our company and was formerly chairman of the board, president and chief executive officer of our company, and the consulting agreement of Jerome E. Chojnacki, who was then our chairman of the board, president and chief executive officer; in exchange for the termination of their agreements, we made one-time cash payments of $75,000 to each of Messrs. Berard and Chojnacki (see "- Agreements with Named Executive Officers"). Also effective April 2002, we obtained the resignation of Mr. Berard as a director of our company, and the resignation of Mr. Chojnacki as our chairman of the board, president and chief executive officer.

         - We agreed to take all steps necessary to continue the listing of our common stock on the Nasdaq Stock Market for a period of at least two years following consummation of the Midland agreement.

         - Midland agreed to cause its designees to our board of directors to approve the calling of a meeting of shareholders for the purpose of voting on an increase in the authorized number of shares of our common stock, as contemplated by Proposal Five in this proxy statement, and to approve the rights offering described in Proposal Five. Midland also agreed to vote its shares in favor of the proposed increase in the authorized number of our shares.

         Upon consummation of the Midland agreement on August 13, 2002:

         - $10,000,000 of the amount we owed Midland under the credit agreement was cancelled in exchange for 738 shares of our series A preferred stock. Each share of this preferred stock has voting rights equal to 100,000 shares of our common stock, and will convert into 100,000 shares of our common stock when the authorized number of our unissued and unreserved common shares is at least 100 million, as will occur if Proposal Five is approved by our shareholders.

         - $12,791,024 of the amount we owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement:
                  (i) a convertible debenture in the principal amount of $10,651,564 payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points and convertible into shares of our common stock at $0.35 per share (the closing price of our common stock on the Nasdaq National Market on March 6, 2002, the date we concluded negotiations on the terms of the convertible debenture and the rights offering described in Proposal Five); and (ii) a promissory note in the principal amount of $2,139,500 (the amount of the advances made to us by Midland after we entered into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points.

         - Midland transferred to us the claims it had acquired from our unsecured creditors in the amount of $5,622,881. In exchange for these claims, we delivered to Midland a promissory note in the principal amount of $4,708,936, payable August 13, 2006, and bearing interest at the rate of Wall Street

                  Journal Prime plus 3.0 percentage points. This promissory note also constitutes secured indebtedness under our credit agreement with Midland.

         - $675,000 of the amount we owed Midland under the credit agreement was cancelled in exchange for the assignment to Midland of accounts receivable of our subsidiary, Superior Derrick Services of Texas, L.L.C., in the amount of $1,191,405, against which we had established reserves of $516,405.

         - $680,000 of the amount we owed Midland under the credit agreement (substantially all of which consisted of penalties) was forgiven by Midland, and Midland waived all of our defaults under the credit agreement.

         - Charles E. Broussard resigned from our board of directors, and our remaining directors, Perry Segura and George C. Yax, appointed Mr. Hines, Frank J. Cangelosi, Jr., William A. Downey, Daniel R. Gaubert, Donald R. Moore and Allen C. Porter, Jr., all designated by Midland, as members of our board.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFAB INTERNATIONAL, INC.

By:      /s/Allen C. Porter, Jr.,
         President and Chief Executive Officer       Date:   April 30, 2003

      PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Allen C. Porter, Jr., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of UNIFAB International, Inc.;

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

Date:    April 30, 2003
       -----------------------------
/S/  Allen C. Porter, Jr.
------------------------------------
Allen C. Porter, Jr.
Chief Executive Officer

    PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Peter J. Roman, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of UNIFAB International, Inc.;

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

Date:    April 30, 2003
       -------------------------------------

/S/  Peter J. Roman
--------------------------------------------
Peter J. Roman
Chief Financial Officer


                       CERTIFICATION FURNISHED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amended Annual Report on Form 10-K/A of Unifab International, Inc. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, who are the Chief Executive Officer and the Chief Financial Officer of the Company, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by the Report.


                                        /s/  Allen C. Porter, Jr.
                                        --------------------------------------
                                        Name:    Allen C. Porter, Jr.
                                        Title:   Chief Executive Officer
                                        Date:    April 30, 2003


                                        /s/  Peter J. Roman
                                        --------------------------------------
                                        Name:    Peter J. Roman
                                        Title:   Chief Financial Officer
                                        Date:    April 30, 2003