Form 10-Q
period 2003-03-31
UNIFAB INTERNATIONAL INC
filed 2003-05-15
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From             to
                                          ------------   ------------

Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Louisiana                                        72-1382998
  -------------------------------                    ---------------------------
  (State or other jurisdiction or                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


            5007 Port Road
            New Iberia, LA                                      70560
----------------------------------------            ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) Yes No X

Common Stock, $0.01 Par Value ---- 8,189,972 shares outstanding as of May 15, 2003.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE
    Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -- March 31, 2003 and
                 December 31, 2002.......................................................  1

              Condensed Consolidated Statements of Operations -- Three Months Ended
                 March 31, 2003 and 2002.................................................  2

              Condensed Consolidated Statements of Cash Flows -- Three Months Ended
                 March 31, 2003 and 2002.................................................  3

              Notes to Condensed Consolidated Financial Statements.......................  4


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations........................................................... 13

    Item 3.   Quantitative and Qualitative Disclosure of Market Risk..................... 16

    Item 4.   Controls and Procedures.................................................... 17

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings.......................................................... 17

    Item 5.   Other Information.......................................................... 18

    Item 6.   Exhibits and Reports on Form 8-K........................................... 18

Signatures                                                                                18

Certifications                                                                            19

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                 MARCH 31        DECEMBER 31
                                                                                                   2003              2002
                                                                                              -------------    ----------------
                                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $        178    $         80
  Accounts receivable, net of allowance for doubtful accounts
      of $775 and  $763, respectively                                                                12,291           7,517
  Costs and estimated earnings in excess of billings on uncompleted contracts                         2,698           2,297
  Income tax receivable                                                                                 272             305
  Prepaid expenses and other assets                                                                   1,518           1,873
                                                                                               ------------    ------------
Total current assets                                                                                 16,957          12,072

Property, plant and equipment, net                                                                   25,999          26,221
Other assets                                                                                            997             986
                                                                                               ------------    ------------
Total assets                                                                                   $     43,953    $     39,279
                                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                             $      5,743    $      5,056
  Billings in excess of costs and estimated earnings on uncompleted contracts                         1,467              14
  Accrued liabilities                                                                                 2,899           2,163
  Contract loss reserves                                                                                990           1,148
  Current maturities of long-term debt                                                                  420             850
                                                                                               ------------    ------------
Total current liabilities                                                                            11,519           9,231

Long-term debt, less current maturities                                                               5,800           2,090
Secured, subordinated notes payable                                                                   6,848           6,848
Secured, subordinated, convertible debenture, net of unamortized discount of $3,322 and
   $3,452, respectively                                                                               7,330           7,200
                                                                                               ------------    ------------
Total liabilities                                                                                    31,497          25,369

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, 738 shares outstanding, each share
   has voting rights equivalent to and is convertible into 100,000 shares of common stock                --              --
  Common stock, $0.01 par value, 20,000,000 shares authorized, 8,189,972 shares outstanding
   in 2003 and 2002                                                                                      82              82
  Additional paid-in capital                                                                         62,076          62,076
  Accumulated deficit                                                                               (49,642)        (48,212)
  Accumulated other comprehensive loss                                                                  (60)            (36)
                                                                                               ------------    ------------
Total shareholders' equity                                                                           12,456          13,910
                                                                                               ------------    ------------
Total liabilities and shareholders' equity                                                     $     43,953    $     39,279
                                                                                               ============    ============


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31
                                                             2003                2002
                                                       ---------------      ---------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                $         9,523      $         9,856
Cost of revenue                                                  9,338                9,893
                                                       ---------------      ---------------
Gross profit (loss)                                                185                  (37)
Selling, general and administrative
  expense                                                        1,158                1,558
                                                       ---------------      ---------------
Loss from operations                                              (973)              (1,595)
Other income (expense):
  Interest expense                                                (461)                (549)
  Interest income                                                    4                    2
                                                       ---------------      ---------------
Loss before income taxes                                        (1,430)              (2,142)
Provision for income tax                                            --                   --
                                                       ---------------      ---------------
Net loss                                               $        (1,430)     $        (2,142)
                                                       ===============      ===============

Basic and diluted loss per share                       $         (0.02)     $         (0.26)
                                                       ===============      ===============
Basic and diluted weighted average
  shares outstanding                                            81,990                8,190
                                                       ===============      ===============


See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31
                                                                 --------------------------------
                                                                           2003          2002
                                                                 -------------      -------------
                                                                          (IN THOUSANDS)
Net cash (used in) provided by operating activities              $      (2,794)     $       2,425

Investing activities:
Purchases of equipment                                                    (407)               (46)
Collections on notes receivable                                             19                 --
                                                                 -------------      -------------
Net cash used in investing activities                                     (388)               (46)
                                                                 -------------      -------------

Financing activities:
Net change in borrowings                                                 3,280             (2,023)
                                                                 -------------      -------------
Net cash provided by (used in) financing activities                      3,280             (2,023)
                                                                 -------------      -------------

Net change in cash and cash equivalents                                     98                356
Cash and cash equivalents at beginning of period                            80                754
                                                                 -------------      -------------
Cash and cash equivalents at end of period                       $         178      $       1,110
                                                                 =============      =============

Supplemental disclosure of cash flow information:
   Income taxes (refunded), net                                  $         (33)     $      (1,326)
                                                                 =============      =============
   Interest paid, net of capitalized interest                    $          40      $         377
                                                                 =============      =============

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc. (CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly-owned subsidiary, Allen Process Systems, Ltd., headquartered in London, England, the Company provides engineering and project management services primarily in Europe, the Middle East and the Far East.

         The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 2003, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

         Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 2003.

2. MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

         In April 2002, the Company entered into an agreement with Midland Fabricators and Process Systems, LLC ("Midland") as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $0.35 per share. Midland's 738 shares of preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock as soon as the shareholders authorize additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts.

3. CONTRACTS IN PROGRESS

         Information pertaining to contracts in progress at March 31, 2003 and December 31, 2002 consisted of the following:


                                            MARCH 31,      DECEMBER 31,
                                              2003             2002
                                            ---------      ------------
                                                 (In thousands)
Costs incurred on uncompleted contracts     $  17,329      $     10,919
Estimated earnings                                 93                50
                                            ---------      ------------
                                               17,422            10,969
Less billings to date                         (16,191)           (8,686)
                                            ---------      ------------

                                            $   1,231      $      2,283
                                            =========      ============


Included in the accompanying balance
  sheets under the following captions:
    Costs and estimated earnings in excess
      of billings on uncompleted contracts  $   2,698      $      2,297
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                (1,467)              (14)
                                            ---------      ------------

                                            $   1,231      $      2,283
                                            =========      ============


    Accounts receivable includes retainages and unbilled receivables, respectively, of $773,000 and $173,000 at March 31, 2003, and of $775,000 and
$36,000 at December 31, 2002.

    The Company had contract loss reserves of $990,000 and $1,148,000 at March 31, 2003 and December 31, 2002, respectively. Included in contract loss reserves at March 31, 2003 is $113,000 related to four fixed price contracts for platform fabrication, all of which had deliveries scheduled from April to May 2003. At December 31, 2002, contract loss reserves included $441,000 related to two fixed price contracts. In the March quarter, the Company recorded $79,000 in loss reserves on new contracts. These reserves reflect the current competitive market conditions. The remaining $877,000 contract loss reserve at March 31, 2003 relates to contracts to provide process equipment. Three of these contracts involved systems that are being fabricated overseas. These contracts have encountered delays in completion of fabrication and commissioning and have resulted in cost overruns to the Company. The Company increased the loss reserves by $117,000 on these contracts in the March quarter. These contracts are scheduled to be completed before June 30, 2003. The remaining loss reserves on contracts to provide process equipment were established in the March 2003 quarter on new contracts and reflect current competitive market conditions. During the first quarter of 2003, performance on two contracts improved over expectations and based on delivery and evaluations of the contracts the Company reduced the related loss reserves $396,000.

         4. CREDIT FACILITY

    On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with

Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, and is secured by the assets of Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At March 31, 2003, the Company had $5.8 million in borrowings and $133,000 in letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.2% at March 31, 2003), at the Company's discretion. The Credit Agreement matures May 26, 2004. At March 31, 2003, cash deposits totaling $231,000 secured outstanding letters of credit totaling $433,000.

5. INCOME TAXES

    The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of March 31, 2003, the Company has recorded deferred tax assets of $17.7 million, including $12.7 million related to net operating loss carryforwards which, if not used, expire in years 2020 through 2023. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

6. SHAREHOLDERS' EQUITY

    EARNINGS PER SHARE

    Under the terms of the Midland agreement, the Company issued 738 Series A Preferred Shares and a $10,652,000 convertible debenture. Each share of series A preferred stock is convertible into 100,000 shares of Unifab common stock, for a total of 73,800,000 common shares. However, at March 31, 2003, the total number of common shares authorized was 20,000,000, an insufficient number of authorized common shares to effect the conversion of the preferred shares. Until converted, each share of preferred stock enjoys all the rights and privileges of 100,000 shares of common stock, including voting rights. The denominator in the table below gives effect to the conversion of the shares of preferred stock. The $10,652,000 convertible debenture is convertible into Unifab common stock at a conversion price of $0.35 per share, for a total of 30,434,000 shares of common stock. Since the conversion price is "out-of-the-money" these shares are anti-dilutive and are not included in the computation of diluted earnings per share during periods when the Company incurs a loss.

    The following table sets forth the computation of basic and diluted earnings per share giving effect to an assumed conversion of Midland's 738 shares on August 13, 2002:

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2003              2002
                                                     ----------        ----------
Numerator:
   Net loss                                          $   (1,430)       $   (2,142)
                                                     ==========        ==========
Denominator:
   Weighted average shares of common stock
      outstanding                                         8,190             8,190
   Effect of issuance of convertible
      preferred stock on weighted average
      shares of common stock                             73,800                --
                                                     ----------        ----------
   Denominator for basic and diluted
      earnings per share - weighted
      average shares                                     81,990             8,190
                                                     ==========        ==========
Basic and diluted loss per share                     $    (0.02)       $    (0.26)
                                                     ==========        ==========

    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the period ended March 31, 2003, 1,335,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the period ended March 31, 2002, 835,000 options and 60,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

    Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2003              2002
                                                     ----------        ----------
Net loss, as reported                                $   (1,430)       $   (2,142)
Add: Total stock-based employee compensation
    expense included in reported net loss, net
    of related tax effects                                   --                --
Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                      (8)              (77)
                                                     ----------        ----------
Pro forma net loss                                   $   (1,438)       $   (2,219)
                                                     ==========        ==========

Loss per share
    Basic and diluted, as reported                   $    (0.02)       $    (0.26)
                                                     ==========        ==========
    Basic and diluted, pro forma                     $    (0.02)       $    (0.27)
                                                     ==========        ==========

Weighted average fair value of grants                $     0.16        $       --
                                                     ==========        ==========

     Black-Scholes option pricing model assumptions:

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2003              2002
                                                     ----------        ----------
Risk-free interest rate                                1.82%               N/A
Volatility factor of the expected market price
  of UNIFAB stock                                      1.072               N/A
Weighted average expected life of the option          2 years              N/A
Expected dividend yield                                   --               N/A

7. COMMITMENTS AND CONTINGENCIES

     LEGAL MATTERS

     In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings are not likely to have a material adverse effect on the Company's consolidated financial statements.

     In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments should have resulted in a credit to Mr. Spano, 3) the

Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the Plaintiffs, 7) the Company wrongfully commingled funds belonging to the Plaintiffs that resulted in seizure of taxes, interest and penalties, and 8) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the Plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $400,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. This matter will go to trial during the second half of 2003. The outcome of this litigation is uncertain and the Company has recorded no reserve with respect to this lawsuit.

     On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company engaged a qualified environmental inspection company to perform a phase one study of the premises, which was completed in the first week of April 2003 and did not result in any material findings. The Company intends to vigorously defend against any attempt to place the Company in breach of the lease.

     LETTERS OF CREDIT

     In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At March 31, 2003, cash deposits totaling $231,000 secured outstanding letters of credit totaling $433,000.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with two of its officers. These agreements terminate on February 26, 2004 and August 18, 2006, respectively. The minimum annual compensation commitment by the Company under these agreements is $180,000.

     LEASES

     The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2003 for the structural fabrication facility with two 10-year renewal options, and in 2009 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. At March 31, 2003, the Company had approximately $10.0 million in aggregate lease commitments under operating leases, of which $0.6 million is payable during the next twelve months.

8. RELATED PARTY TRANSACTIONS

     The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau Holding Company, an affiliate of Midland ("Nassau"), including the employees of Nassau. This insurance coverage began on November 1, 2002. In the three-month period ended March 31, 2003, the Company incurred monthly costs of approximately $148,000 for coverage under this plan.

     Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the quarter ended March 31, 2003 is $45,000 related to these services. These amounts had not been paid at March 31, 2003.

     At March 31, 2002, accrued and unpaid interest owed to Midland related to the secured, subordinated notes payable and convertible debenture was $292,000.

     Under an arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs, as required. At December 31, 2002, Midland provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at March 31, 2003. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004. The Company reimbursed $12,600 to Midland for the cost of the letter of credit.

     In the three-month period ended March 31, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts is $3.0 million ($0.9 million value in backlog at March 31, 2003). In the three month period ended March 31, 2003, $1,949,000 in revenue was recognized related to these contracts. At March 31, 2003, the Company had $1,166,00 receivable from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family. Two of the contracts were completed in May 2003. The remaining two contracts are expected to be completed in August 2003.

9. INDUSTRY SEGMENT INFORMATION

     Effective January 1, 2003, the Company has three reportable segments: structural fabrication, process systems and drilling rig fabrication. Prior to January 1, 2003, management had concluded that the Company had operating segments that qualified to be aggregated under SFAS No.131. With the Midland Recapitalization and Investment transaction, management has evaluated the changed organizational and reporting structure and has concluded that the Company operates three reportable segments: the platform fabrication segment, the process systems segment and the drilling rig fabrication segment. The platform fabrication segment fabricates and assembles platforms and platform components for installation and use offshore in the production, processing and storage of oil and gas. The process systems segment designs and manufactures specialized process systems and equipment related to the development and production of oil and gas reserves. The drilling rig fabrication segment provides fabrication services for new construction and repair of drilling rigs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that income taxes are accounted for on a consolidated basis and deferred tax assets are managed as corporate assets and are not recorded in the operating segments. The Company evaluates performance based on income or loss from operations before income taxes. Segment income (loss) is revenue less cost of revenue and selling, general and administrative expense allocated to the operating segment. The Company does not allocate interest expense to the operating segments. Unallocated overhead consists primarily of corporate general and administrative costs that the Company does not allocate to the operating segments. The Company accounts for intersegment sales at fixed labor rates and at cost for materials and other costs. Intersegment sales are not intended to represent current market prices for the services provided.

     The following tables show information about the revenue, profit or loss and segment assets of each of the Company's reportable segments for the three-month period ending March 31, 2003 and 2002. Segment assets do not include intersegment receivable balances, as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               2003          2002
                                             --------      --------
                                                 (IN THOUSANDS)
Segment revenue from external customers:
  Platform fabrication                       $  5,727      $  4,208
  Process systems                               3,692         3,663
  Drilling rig fabrication                        104           248
  Other(a)                                         --         2,010
  Intersegment eliminations                        --          (273)
                                             --------      --------
                                             $  9,523      $  9,856
                                             ========      ========
Segment income (loss):
  Platform fabrication                       $      8      $    161
  Process systems                                (189)         (419)
  Drilling rig fabrication                        (68)         (169)
  Other                                            --          (654)
                                             --------      --------
                                                 (249)       (1,081)
  Interest expense                               (461)         (549)
  Unallocated corporate overhead                 (720)         (512)
                                             --------      --------
  Loss before income tax                     $ (1,430)     $ (2,142)
                                             ========      ========

----------
(a) Revenue and segment loss from operations related to derrick fabrication and plant maintenance are included in other. There are no operations related to these products in 2003.


Total assets of the Company by segment is as follows as of March 31, 2003 and December 31, 2002:

                                                                MARCH 31, 2003    DECEMBER 31, 2002
                                                              -----------------  -------------------
                                                                          (IN THOUSANDS)
                                                              -----------------  -------------------
         Segment assets at end of period:
           Platform fabrication                                $       25,774       $        21,589
           Process systems                                             10,906                10,020
           Drilling rig fabrication                                     6,097                 6,303
                                                               --------------       ---------------
                                                                       42,777                37,912
           Corporate                                                    1,176                 1,367
                                                               --------------       ---------------
                                                               $       43,953       $        39,279
                                                               ==============       ===============

10. COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income (loss) for the three months ended March 31, 2003 and 2002.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               2003          2002
                                             --------      --------
                                                  (IN THOUSANDS)
  Net loss                                   $ (1,430)     $ (2,142)
  Currency translation adjustment                 (24)          (19)
                                             --------      --------
                                             $ (1,454)     $ (2,161)
                                             ========      ========


11. NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on our consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS no. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, as required, and it did not have a material impact on its consolidated financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company implemented FIN 46 and it did not have a material impact on its consolidated financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

THE MIDLAND TRANSACTION

     On August 13, 2002, the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in claims of unsecured creditors for 738 shares of preferred stock, a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $17.5 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $0.35 per share. Midland's preferred stock will be convertible into a total of 73,800,000 shares of the Company's common stock as soon as the shareholders authorize that common stock. The Company also recorded additional capital contributions on the transaction of $3.7 million resulting from the discount recorded on the convertible debenture, $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement, and $914,000 resulting from partial forgiveness of unsecured creditor claims acquired by Midland. On November 18, 2002, the Company entered into a Senior Secured Credit Agreement with the Whitney National Bank, which is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.

RESULTS OF OPERATIONS

     Revenue for the three months ended March 31, 2003 decreased 3% to $9.5 million from $9.9 million for the three months ended March 31, 2002. Revenue increased for the Company's platform fabrication segment. Decreased revenues from plant maintenance and derrick fabrication services in the March 2003 quarter offset this increase. The Company no longer provides these services. Revenue for the Company's process systems segment was approximately the same in both the March 2003 and 2002 quarters. Backlog was approximately $19.9 million and $22.5 million at March 31, 2003 and December 31, 2002, respectively.

     Total direct labor hours worked decreased 18% overall from the levels experienced in the same period last year. Direct labor hours worked at the Company's platform fabrication and process system facilities increased by nearly 22% from the same period last year. This increase was offset by a reduction of approximately 53,000 direct labor hours incurred in the March 2002 quarter on plant maintenance, derrick fabrication and drilling rig repair. There were no labor hours incurred associated with these types of projects in the March 2003 quarter.

     Cost of revenue was $9.3 million for the three months ended March 31, 2003, compared to $9.9 million for the same period last year. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). This decrease in costs as a percentage of revenue in the March 2003 quarter is mainly due to increased utilization at the Company's main operating facilities, and reduced costs due to the suspension of operations at the Company's Lake Charles facility in 2002 offset in part by increased repair expense related to repairs to the roof of the Company's main fabrication building.

     Gross profit (loss) for the three months ended March 31, 2003 increased to $185,000 from a loss of $37,000 for the same period last year. Increased man hour levels in the quarter ended March 31, 2003 compared to the same period last year at the Company's main fabrication facilities caused hourly fixed overhead rates to decrease and resulted in increased gross profit relative to revenue.

     Selling, general and administrative expense decreased to $1.2 million in the three months ended March 31, 2003, compared to $1.6 million in the three months ended March 31, 2002. This decrease is mainly due to reduced general and administrative expenses associated with closing underutilized facilities and overall reductions in administrative overhead and employees. The Company's selling, general and administrative expense as a percentage of revenue decreased to 12% in the three months ended March 31, 2003 from 16% in the same period last year.

     Interest expense for the three months ended March 31, 2003 was 16% lower than the same period in 2002 due to reduced effective interest rates in the March 2003 quarter. Additionally, $10.0 million outstanding under the Company's previous secured credit agreement was exchanged for preferred stock under the terms of the Midland agreement, reducing the principal bearing interest. This decrease was offset in part by amortization of the discount on the secured, subordinated debenture, which is being recorded as interest expense, and by interest on increased borrowings under the Company's revolving credit facility. These borrowings were necessary to fund working capital. In the March 2003 quarter, the Company recorded $130,000 interest expense related to amortization of the discount on the secured subordinated debenture.

     No net income tax benefit was recognized on the net loss recorded in the three-month periods ended March 31, 2003 and 2002. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed net deferred tax liabilities of the Company at March 31, 2003. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

SEGMENT INFORMATION

     The Company has identified three reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the quarters ended March 31, 2003 and 2002.

     PLATFORM FABRICATION SEGMENT

     Revenue for the platform fabrication segment increased 36%, or $1.5 million, to $5.7 million in the quarter ended March 31, 2003 from $4.2 million in the same quarter in 2002. Direct manhours in the March 2003 quarter increased 22% over the March 2002 quarter. Segment income decreased to $8,000 in the March 31, 2003 quarter from $161,000 in the same quarter in 2002. Fabrication activity has increased over last year, although bidding for projects in this segment has remained competitive, causing lower profit margins. Contracts to fabricate two similar platforms were performed back to back, and the Company gained efficiencies in construction. These efficiencies resulted in the Company revising estimated loss reserves on the contracts and increasing segment income in the March 2003 quarter $0.3 million. In the March 2003 quarter, segment income was reduced by $292,000 repair expense related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate increased segment income in March 2003 over the same quarter in 2002.

     PROCESS SYSTEMS SEGMENT

     Revenue for the process systems segment was $3.7 million, approximately the same in the March 31,

2003 and 2002 quarters. In the quarter ended March 31, 2003, direct manhours increased 23% over the March 2002 quarter. Segment loss decreased in the March 31, 2003 quarter to $0.2 million from $0.4 million in the same quarter in 2002. The Company has encountered delays in completion of fabrication and commissioning of contracts to provide process equipment that are being manufactured overseas, which have resulted in cost overruns. Included in segment loss for the March 31, 2003 quarter were contract loss reserves of $170,000, including $117,000 recorded on these contracts. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate decreased the segment loss in the March 31, 2003 quarter by $0.1 million.

     DRILLING RIG FABRICATION SEGMENT

     Revenue for the drilling rig fabrication segment decreased to $104,000 in the quarter ended March 31, 2003 from $248,000 in the same quarter last year. Segment loss decreased to a loss of $68,000 for the quarter ended March 31, 2003 from a loss of $169,000 in the same quarter last year. The Company suspended operations in this segment prior to the Midland investment and recapitalization transaction, and is currently developing plans to reenter this market.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities, insurance premiums, and long-term needs. During the three months ended March 31, 2003, the Company's available funds and $3.3 million generated from financing activities together funded cash used in operations and investing activities of $3.2 million. Investing activities consisted mainly of capital expenditures of $407,000.

    Capital expenditures for the three-month period ended March 31, 2003 included $213,000 related to compressors being fabricated by the Company, which will be leased upon completion. The remaining capital expenditures related to facilities, yard equipment and computer software and equipment.

    On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland and is secured by the assets of the Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At March 31, 2003, the Company had $5.8 million in borrowings and $133,000 in letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.2% at March 31, 2003), at the Company's discretion. The Credit Agreement matures May 26, 2004. At March 31, 2003, cash deposits totaling $231,000 secured outstanding letters of credit totaling $433,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $23.6 million, including substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $236,000 per year if the Company were to maintain the same debt level and structure.

         The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company currently does not hedge its foreign currency exposure. However, the Company may use derivative financial instruments in the future, if deemed appropriate to hedge such risk exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material for the remainder of 2003.

     While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were sufficient to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the Chief Executive Officer and Chief Financial Officer, during the period in which this quarterly report was being prepared, in a timely manner that allowed these officers to make appropriate decisions regarding required disclosure in this Quarterly Report. Based upon this evaluation, the Company has adopted a formal disclosure control policy, a copy of which is attached to this Quarterly Report as Exhibit 99.3. The new policy incorporates the Company's previous informal policies, but with the significant change that a formal Disclosure Committee has been formed to begin operations as of the second fiscal quarter of 2003, and each person responsible for one of the operating subsidiaries of the Company, including the head of the Company's foreign subsidiary, will participate as an active member of the Disclosure Committee. The Committee is charged with determining when events, developments or other facts involving the Company are material in nature and require disclosure to the public. Beginning in the second fiscal quarter of 2003, each member of the Committee will also review all of the Company's public filings to determine whether events or facts related to his or her area of operations should be disclosed.

     PART II

ITEM 1. LEGAL PROCEEDINGS.

     In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings are not likely to have a material adverse effect on the Company's consolidated financial statements.

     In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments should have resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the Plaintiffs, 7) the Company wrongfully commingled funds belonging to the Plaintiffs that resulted in seizure of taxes, interest and penalties, and 7) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the Plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $400,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. This matter will go to trial during the second half of 2003. The outcome of this litigation is uncertain and the Company has recorded no reserve with respect to this lawsuit.

     On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company engaged a qualified environmental inspection company to perform a phase one study of the premises, which was completed in the first week of April 2003 and did not result in any material findings. The Company intends to vigorously defend against any attempt to place the Company in breach of the lease.

ITEM 5. OTHER INFORMATION

     This report on Form 10-Q is accompanied by a statement of the Principal Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number        Description
             -------       -----------
               99.1        Certification of the Company's Principal Executive
                           Officer pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

               99.2        Certification of the Company's Principal Financial
                           Officer pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

               99.3 Disclosure Controls and Procedures of the Company, adopted effective second fiscal quarter of 2003

         (b) Reports on form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIFAB International, Inc.
                               -------------------------------------------------



Date     May 15, 2003          /s/ Peter J. Roman
       ----------------        -------------------------------------------------
                               Peter J. Roman
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER        DESCRIPTION
             -------       -----------
               99.1        Certification of the Company's Principal Executive
                           Officer pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

               99.2        Certification of the Company's Principal Financial
                           Officer pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

               99.3 Disclosure Controls and Procedures of the Company, adopted effective second fiscal quarter of 2003