Form 10-Q/A
period 2003-03-31
UNIFAB INTERNATIONAL INC
filed 2003-07-08
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


             Exhibit
             Number        Description
             -------       -----------
               99.1        Disclosure Controls and Procedures of the Company,
                           adopted effective second fiscal quarter of 2003

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




Date     July 8, 2003          /s/ Peter J. Roman
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

I, William A. Hines, certify that:

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

Date:    May 15, 2003
       -----------------------------

/S/  William A. Hines
------------------------------------

Principal Executive Officer

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

Date:    May 15, 2003
       -------------------------------------

/S/  Peter J. Roman
--------------------------------------------
Peter J. Roman
Chief Financial Officer

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER        DESCRIPTION
             -------       -----------
               99.1        Disclosure Controls and Procedures of the Company,
                           adopted effective second fiscal quarter of 2003