Form 10-Q
period 2003-06-30
UNIFAB INTERNATIONAL INC
filed 2003-08-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From                  to
                                           ----------------    -----------------

Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Louisiana                                    72-1382998
----------------------------------------       ---------------------------------
   (State or other jurisdiction or                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


           5007 Port Road
           New Iberia, LA                                   70560
----------------------------------------       ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) Yes [ ] No [X]

Common Stock, $0.01 Par Value ---- 8,201,899 shares outstanding as of August 8, 2003.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                        PAGE
         Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets --
                    June 30, 2003 and December 31, 2002 ........................      1

                  Condensed Consolidated Statements of Operations --
                    Three Months Ended June 30, 2003 and 2002; Six
                    Months Ended June 30, 2003 and 2002 ........................      2

                  Condensed Consolidated Statements of Cash Flows --
                    Six Months Ended June 30, 2003 and 2002 ....................      3

                  Notes to Condensed Consolidated Financial Statements .........      4

         Item 2. Management's Discussion and Analysis of Financial
                   Condition  and Results of Operations ........................     13

         Item 3. Quantitative and Qualitative Disclosure of Market Risk ........     17

         Item 4. Controls and Procedures .......................................     17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .............................................     17

         Item 5. Other Information .............................................     19

         Item 6. Exhibits and Reports on Form 8-K ..............................     19

Signatures                                                                           19

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       JUNE 30         DECEMBER 31
                                                                                         2003              2002
                                                                                     ------------      ------------
                                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $        291      $         80
  Accounts receivable, net of allowance for doubtful accounts
      of $668 and  $763, respectively                                                      10,588             7,517
  Costs and estimated earnings in excess of billings on uncompleted contracts               3,913             2,297
  Income tax receivable                                                                       223               305
  Prepaid expenses and other assets                                                         1,015             1,873
                                                                                     ------------      ------------
Total current assets                                                                       16,030            12,072

Property, plant and equipment, net                                                         25,770            26,221
Other assets                                                                                  856               986
                                                                                     ------------      ------------
Total assets                                                                         $     42,656      $     39,279
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $      5,517      $      5,056
  Billings in excess of costs and estimated earnings on uncompleted contracts               1,809                14
  Accrued liabilities                                                                       2,830             2,163
  Contract loss reserves                                                                      893             1,148
  Current maturities of long-term debt                                                      5,969               850
                                                                                     ------------      ------------
Total current liabilities                                                                  17,018             9,231

Long-term debt, less current maturities                                                        --             2,090
Secured, subordinated notes payable                                                         6,848             6,848
Secured, subordinated, convertible debenture, net of unamortized discount of
   $3,191 and $3,452, respectively                                                          7,460             7,200
                                                                                     ------------      ------------
Total liabilities                                                                          31,326            25,369

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, 738 shares outstanding, each share has voting rights equivalent to and is convertible into 100,000
   shares of common stock on a pre-reverse split basis                                         --                --
  Common stock, $0.01 par value, 20,000,000 shares authorized, 8,189,972 shares
   outstanding in 2003 and 2002 on a pre-reverse split basis                                   82                82
  Additional paid-in capital                                                               62,076            62,076
  Accumulated deficit                                                                     (50,833)          (48,212)
  Accumulated other comprehensive loss                                                          5               (36)
                                                                                     ------------      ------------
Total shareholders' equity                                                                 11,330            13,910
                                                                                     ------------      ------------
Total liabilities and shareholders' equity                                           $     42,656      $     39,279
                                                                                     ============      ============

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30          SIX  MONTHS ENDED JUNE 30
                                             ------------------------------      ------------------------------
                                                 2003              2002              2003              2002
                                             ------------      ------------      ------------      ------------
                                                            (In thousands except per share data)
Revenue ................................     $     14,483      $      8,379      $     24,006      $     18,235
Cost of revenue ........................           13,964             9,409            23,303            19,302
                                             ------------      ------------      ------------      ------------
Gross profit (loss) ....................              519            (1,030)              703            (1,067)
Loss on disposal of equipment and
  closure of facilities ................               --               351                --               351
Selling, general and administrative
  expense ..............................            1,206             1,688             2,364             3,246
                                             ------------      ------------      ------------      ------------
Loss from operations ...................             (687)           (3,069)           (1,661)           (4,664)
Other income (expense):
  Interest expense .....................             (504)             (381)             (965)             (930)
  Interest income ......................                1                --                 5                 2
                                             ------------      ------------      ------------      ------------
Loss before income taxes ...............           (1,190)           (3,450)           (2,621)           (5,592)
Income tax benefit .....................               --                --                --                --
                                             ------------      ------------      ------------      ------------
Net loss ...............................     $     (1,190)     $     (3,450)     $     (2,621)     $     (5,592)
                                             ============      ============      ============      ============

Basic and diluted loss per share .......     $      (0.15)     $      (4.21)     $      (0.32)     $      (6.83)
                                             ============      ============      ============      ============
Basic and diluted weighted average
  shares outstanding ...................            8,199               819             8,199               819
                                             ============      ============      ============      ============

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                 ------------------------------
                                                                     2003              2002
                                                                 ------------      ------------
                                                                        (IN THOUSANDS)
Net cash provided by (used in) operating activities              $     (2,136)     $        267

Investing activities:
Proceeds from sale of equipment                                            --               130
Purchases of equipment                                                   (719)             (105)
Collections on notes receivable                                            37                --
                                                                 ------------      ------------
Net cash provided by (used in) investing activities                      (682)               25
                                                                 ------------      ------------

Financing activities:
Net change in borrowings                                                3,029            (2,424)
Loans from Midland                                                         --             2,014
                                                                 ------------      ------------
Net cash provided by (used in) financing activities                     3,029              (410)
                                                                 ------------      ------------

Net change in cash and cash equivalents                                   211              (118)
Cash and cash equivalents at beginning of period                           80               754
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $        291      $        636
                                                                 ============      ============

Supplemental disclosure of cash flow information:
   Income taxes (refunded), net                                  $        (82)     $     (1,372)
                                                                 ============      ============
   Interest paid, net of capitalized interest                    $        402      $        648
                                                                 ============      ============

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation, and equipment sourcing and inspection. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a newly-formed, wholly-owned subsidiary, Rig Port Services, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs at its deep-water facility in Lake Charles, Louisiana.

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 2003, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

    Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 2003.

2. MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

    In April 2002, the Company entered into an agreement with Midland Fabricators and Process Systems, LLC ("Midland") as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $3.50 per share on a post reverse split basis. Midland's 738 shares of preferred stock converted automatically into a total of 73,800,000 shares of the Company's common stock on August 1, 2003, the date the shareholders authorized additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts.

    Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. However, if Midland does not provide such additional funding, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business.

3. CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at June 30, 2003 and December 31, 2002 consisted of the following:

                                                                                        DECEMBER 31,
                                                                     JUNE 30, 2003          2002
                                                                     -------------      ------------
                                                                              (In thousands)
     Costs incurred on uncompleted contracts                          $     29,834      $     10,919
     Estimated earnings                                                      1,369                50
                                                                      ------------      ------------
                                                                            31,203            10,969
     Less billings to date                                                 (29,099)           (8,686)
                                                                      ------------      ------------
                                                                      $      2,104      $      2,283
                                                                      ============      ============

     Included in the accompanying balance sheets under the
       following captions:
          Costs and estimated earnings in excess of billings on
            uncompleted contracts                                     $      3,913      $      2,297
          Billings in excess of costs and estimated earnings on
            uncompleted contracts                                           (1,809)              (14)
                                                                      ------------      ------------
                                                                      $      2,104      $      2,283
                                                                      ============      ============

    Accounts receivable includes retainages and unbilled receivables, respectively, of $242,000 and $141,000 at June 30, 2003, and of $775,000 and
$36,000 at December 31, 2002. Unbilled receivables relate primarily to time and material contracts.

The Company had contract loss reserves of $893,000 and $1,148,000 at June 30, 2003 and December 31, 2002, respectively. Included in contract loss reserves at June 30, 2003 is $10,000 related to three fixed price contracts for platform fabrication. At December 31, 2002, contract loss reserves included $441,000 related to two fixed price contracts. In the March quarter the Company recorded $79,000 in loss reserves on new contracts. In the June quarter, the Company increased those contract loss reserves by$141,000. These adjustments reflect increased cost of labor for overtime caused by schedule constraints due to poor weather conditions experienced in the quarter. The remaining $883,000 contract loss reserve at June 30, 2003 relates to contracts to provide process equipment. Three of these contracts involved systems that are being fabricated overseas. These contracts have encountered delays in completion of fabrication and commissioning and have resulted in cost overruns to the Company. The Company increased the loss reserves by $117,000 on these contracts in the March quarter. There was no change to the reserves on these contracts in the June quarter. The remaining loss reserves on contracts to provide process equipment were established in the March 2003 quarter on new contracts. The reserves on these contracts were increased $51,000 in the June quarter. The reserves on these contracts reflect current competitive market conditions and increased estimated shop overhead costs due to low utilization of the Company's process system fabrication facilities. Through June 30, 2003, performance on two contracts improved over expectations and based on delivery and evaluation of the contracts the Company reduced the related loss reserves $426,000.

4. CREDIT AGREEMENT

    On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, and is secured by the assets of Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At June 30, 2003, the Company had $5.9 million in borrowings and no letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.1% at June 30, 2003), at the Company's discretion. The Credit Agreement matures May 26, 2004. Annually, the Company renews the terms of the Credit Agreement and extends the maturity date for one year. The last such extension was made in May 2003 and extended the maturity to May 26, 2004. The Company anticipates the next such renewal and extension will take place in the first quarter of 2004. Management believes that its available funds, cash generated by operating activities and funds available from Midland and under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures for the next 12 months.

5. INCOME TAXES

    The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of June 30, 2003, the Company recorded deferred tax assets of $18.0 million, including $13.3 million related to net operating loss carryforwards which, if not used, expire in years 2020 through 2023. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance of $15.7 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

6. SHAREHOLDERS' EQUITY

    EARNINGS PER SHARE

    Under the terms of the Midland agreement, the Company issued 738 Series A Preferred Shares and a $10,652,000 convertible debenture. Each share of series A preferred stock was convertible into 100,000 shares of Unifab common stock, for a total of 73,800,000 common shares on a pre-reverse split basis. Until converted, each share of preferred stock enjoyed all the rights and privileges of 100,000 shares of common stock on a pre-reverse split basis, including voting rights. The conversion was mandatory when the appropriate number of shares of common stock were available. At June 30, 2003, the total number of common shares authorized was 20,000,000, which was an insufficient number of authorized common shares to effect the conversion of the preferred shares. At the annual meeting of the shareholders held on August 1, 2003, the proposition to increase the number of shares of common stock to 150,000,000 shares was passed, providing a sufficient number of shares of common stock to convert the 738 Series A Preferred Shares into 73,800,000 shares of common stock. Accordingly, the conversion occurred on August 1, 2003. The denominator in the table below includes the common shares related to these Series A Preferred Shares as if they had been converted into shares of common stock on August 13, 2002, the date of the Midland Investment and Recapitalization Transaction. On August 1, 2003, the Company's shareholders also approved a one-for-ten reverse stock split of the outstanding shares of the Company's common stock, to be effective immediately after the conversion of Midland's Series A preferred shares. All prior periods weighted average share and option amounts have been restated for the effect of the reverse stock split. Midland's $10,652,000 convertible debenture is convertible into Unifab common stock at a conversion price of $0.35 per share, for a total of 30,434,000 shares of common stock on a pre-reverse split basis. Since the conversion price is "out-of-the-money," these shares are anti-dilutive and are not included in the computation of diluted earnings per share during periods when the Company incurs a loss.

    The following table sets forth the computation of basic and diluted earnings per share giving retroactive effect to the assumed conversion of Midland's 738 shares as of August 13, 2002 and giving effect to the one-for-ten reverse stock split:

                                                        THREE MONTHS ENDED JUNE 30          SIX  MONTHS ENDED JUNE  30
                                                      ------------------------------      ------------------------------
                                                          2003              2002              2003              2002
                                                      ------------      ------------      ------------      ------------
                                                                    (In thousands, except per share data)
     Numerator:
        Net loss                                      $     (1,190)     $     (3,450)     $     (2,621)     $     (5,592)
     Denominator:
        Weighted average shares of common
           stock outstanding                                   819               819               819               819
        Effect of issuance of convertible
           preferred stock on weighted
           average shares of common stock                    7,380                --             7,380                --
                                                      ------------      ------------      ------------      ------------
        Denominator for basic and diluted
           earnings per share - weighted
           average shares                                    8,199               819             8,199               819
                                                      ============      ============      ============      ============
     Basic and diluted loss per share                 $      (0.15)     $      (4.21)     $      (0.32)     $      (6.83)
                                                      ============      ============      ============      ============

    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the period ended June 30, 2003, 1,335,000 options and 60,000 warrants outstanding on a pre-reverse split basis were anti-dilutive due to the net loss incurred by the Company. During the period ended June 30, 2002, 835,000 options and 60,000 warrants outstanding on a pre-reverse split basis were anti-dilutive due to the net loss incurred by the Company.

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

    Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts giving effect to the one-for-ten reverse stock split (in thousands, except per share data):

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30                          JUNE 30
                                                       -----------------------------     -----------------------------
                                                           2003             2002             2003             2002
                                                       ------------     ------------     ------------     ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss, as reported                                  $     (1,190)    $     (3,450)    $     (2,621)    $     (5,592)
Add: Total stock-based employee compensation
    expense included in reported net loss,
    net of related tax effects                                   --               --               --               --
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                                   (6)             (75)             (14)            (152)
                                                       ------------     ------------     ------------     ------------
Pro forma net loss                                     $     (1,196)    $     (3,525)    $     (2,635)    $     (5,744)
                                                       ============     ============     ============     ============

Loss per share
    Basic and diluted, as reported                     $      (0.15)    $      (4.21)    $      (0.32)    $      (6.83)
                                                       ============     ============     ============     ============
    Basic and diluted, pro forma                       $      (0.15)    $      (4.30)    $      (0.32)    $      (7.01)
                                                       ============     ============     ============     ============

Weighted average fair value of grants                  $         --     $         --     $       0.16     $         --
                                                       ============     ============     ============     ============

     Black-Scholes option pricing model assumptions:

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                2003              2002
                                                                            ------------      ------------
     Risk-free interest rate                                                        1.82%              N/A
     Volatility factor of the expected market price
       of UNIFAB stock                                                             1.072               N/A
     Weighted average expected life of the option                                 2 years              N/A
     Expected dividend yield                                                          --               N/A

     There were no option grants in the three-month periods ended June 30, 2003 and 2002.

7. COMMITMENTS AND CONTINGENCIES

     LEGAL MATTERS

     In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that it is not reasonably possible that they will have a material adverse effect on the Company's consolidated financial statements.

     In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments should have resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the Plaintiffs, 7) the Company wrongfully commingled funds belonging to the Plaintiffs that resulted in seizure of taxes, interest and penalties, and 8) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the Plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $2,775,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. This matter is scheduled to go to trial during the second half of 2003. While the outcome of this litigation cannot be predicted with certainty, management believes that it is not reasonably possible that the outcome of this proceeding will have a material adverse effect on the Company's consolidated financial statements and the Company has recorded no reserve with respect to this lawsuit.

     On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company engaged a qualified environmental inspection company to perform a phase one study of the premises, which was completed in the first week of April 2003 and did not result in any material findings. The Company met with Port officials in July 2003 and resolved the allegations of non compliance without any further implications to the Company.

     LETTERS OF CREDIT

     In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At June 30, 2003, cash deposits totaling $115,000 secured outstanding letters of credit totaling $110,000.

     EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with one of its officers. This agreement terminates on August 18, 2006. The minimum annual compensation commitment by the Company under this agreement is $60,000.

     LEASES

     The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2003 for the structural fabrication facility with two 10-year renewal options, and in 2009 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. At June 30, 2003, the Company had approximately $10.0 million in aggregate lease commitments under operating leases, of which $0.6 million is payable during the next twelve months.

8.   RELATED PARTY TRANSACTIONS

     The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau Holding Company, an affiliate of Midland ("Nassau"), including the employees of Nassau. This insurance coverage began on November 1, 2002. In the three and six-month periods ended June 30, 2003, the Company incurred costs of approximately $535,000 and $980,000, respectively, for coverage under this plan.

     Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three and six-month periods ended June

30, 2003 is $45,000 and $90,000, respectively, related to these services. At June 30, 2003, $45,000 had not been paid.

     At June 30, 2003, accrued and unpaid interest owed to Midland related to the secured, subordinated notes payable and convertible debenture was $303,000. At December 31, 2002, there was no accrued and unpaid interest owed to Midland.

     Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. At December 31, 2002, Midland provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at June 30, 2003. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004. The Company reimbursed $12,600 to Midland for the cost of the letter of credit.

     In the six-month period ended June 30, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts is $6.7 million ($1.6 million value in backlog at June 30, 2003). In the three and six-month periods ended June 30, 2003, $3,206,000 and $5,156,000, respectively, in revenue, and $340,000 and $641,000, respectively, in gross profit was recognized related to these contracts. At June 30, 2003, the Company had $362,000 receivable from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc. is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family. Two of the contracts were completed in May 2003. The remaining three contracts are expected to be completed in the September quarter of 2003.

9.   INDUSTRY SEGMENT INFORMATION

     Effective January 1, 2003, as a result of the Midland Recapitalization and Investment transaction, management has evaluated the changed organizational and reporting structure and has concluded that the Company operates three reportable segments: the platform fabrication segment, the process systems segment and the drilling rig fabrication segment. The platform fabrication segment fabricates and assembles platforms and platform components for installation and use offshore in the production, processing and storage of oil and gas. The process systems segment designs and manufactures specialized process systems and equipment related to the development and production of oil and gas reserves. The drilling rig fabrication segment provides fabrication services for new construction and repair of drilling rigs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that income taxes are accounted for on a consolidated basis and deferred tax assets are managed as corporate assets and are not recorded in the operating segments. The Company evaluates performance based on segment income, which is defined as revenue less cost of revenue and selling, general and administrative expense allocated to the operating segment. The Company does not allocate interest expense to the operating segments. Unallocated overhead consists primarily of corporate general and administrative costs that the Company does not allocate to the operating segments. The Company accounts for intersegment sales at fixed labor rates and at cost for materials and other costs. Intersegment sales are not intended to represent current market prices for the services provided.

     The following tables show information about the revenue, profit or loss and segment assets of each of the Company's reportable segments for the three and six-month periods ending June 30, 2003 and 2002. Segment assets do not include intersegment receivable balances, as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30                             JUNE 30
                                             ------------------------------------------------------------------
                                                 2003              2002              2003              2002
                                             ------------      ------------      ------------      ------------
                                                                       (IN THOUSANDS)
Segment revenue:
  Platform fabrication                       $     11,061      $      3,468      $     16,788      $      7,676
  Process systems                                   3,258             3,373             6,950             7,036
  Drilling rig fabrication                            164                83               268               335
  Other (a)                                            --             1,547                --             3,552
  Intersegment eliminations                            --               (92)               --              (364)
                                             ------------      ------------      ------------      ------------
                                             $     14,483      $      8,379      $     24,006      $     18,235
                                             ============      ============      ============      ============
Segment income (loss):
  Platform fabrication                       $        379      $       (245)     $        387      $        (84)
  Process systems                                    (223)             (328)             (412)             (747)
  Drilling rig fabrication                           (253)             (434)             (321)             (782)
  Other (a)                                            --            (1,232)               --            (1,708)
                                             ------------      ------------      ------------      ------------
                                                      (97)           (2,239)             (346)           (3,321)
  Interest expense                                   (504)             (381)             (965)             (930)
  Unallocated corporate overhead                     (589)             (830)           (1,310)           (1,341)
                                             ------------      ------------      ------------      ------------
  Loss before income tax                     $     (1,190)     $     (3,450)     $     (2,621)     $     (5,592)
                                             ============      ============      ============      ============

(a) Revenue and segment loss from operations related to derrick fabrication and plant maintenance are included in Other. There are no operations related to these products in 2003.

Total assets of the Company by segment is as follows as of June 30, 2003 and December 31, 2002:

                                                 JUNE 30, 2003   DECEMBER 31, 2002
                                                 -------------   -----------------
                                                        (IN THOUSANDS)
     Segment assets at end of period:
       Platform fabrication                       $     25,281     $     21,589
       Process systems                                  10,259           10,020
       Drilling rig fabrication                          6,327            6,303
                                                  ------------     ------------
                                                        41,867           37,912
       Corporate                                           789            1,367
                                                  ------------     ------------
                                                  $     42,656     $     39,279
                                                  ============     ============

10.  COMPREHENSIVE INCOME

     The following is a summary of the Company's comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002.

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30                            JUNE 30
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
                                                                            (IN THOUSANDS)
     Net loss                                     $     (1,190)     $     (3,450)     $     (2,621)     $     (5,592)
     Currency translation adjustment                        65                13                41                (6)
                                                  ------------      ------------      ------------      ------------
                                                  $     (1,125)     $     (3,437)     $     (2,580)     $     (5,598)
                                                  ============      ============      ============      ============

11.  SHUT DOWN OF ALLEN PROCESS SYSTEMS LIMITED

     On June 12, 2003, at a meeting of the creditors of Allen Process Systems Limited, Mr. Tony Freeman of Tony Freeman & Company, New Maxdov House, Manchester, England was appointed as Liquidator of Allen Process Systems Limited ("APS Limited"), located in London, England, for the purposes of ceasing and voluntarily winding up operations of that company. The Company, as the sole shareholder of APS Limited, ratified Mr. Freeman's appointment. APS Limited was acquired by the Company in June 1998 and has provided engineering and project management services for process systems mainly to Europe and the Middle East. Allen Process Systems, LLC, a wholly owned subsidiary of the Company will provide these services in the future. The Company does not expect that ceasing and winding up operations of APS Limited will have a material impact on the consolidated financial statements of the Company.

12.  NEW ACCOUNTING PRONOUNCEMENTS

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

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS no. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, as required, and it did not have a material impact on our consolidated financial position or results of operations.

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

THE MIDLAND TRANSACTION

     On August 13, 2002, the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in claims of unsecured creditors for 738 shares of preferred stock, a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $17.5 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $3.50 per share on a post reverse split basis. Midland's preferred stock was converted into a total of 73,800,000 shares of the Company's common stock on August 1, 2003. The Company also recorded additional capital contributions on the transaction of $3.7 million resulting from the discount recorded on the convertible debenture, $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement, and $914,000 resulting from partial forgiveness of unsecured creditor claims acquired by Midland. On November 18, 2002, the Company entered into a Senior Secured Credit Agreement with the Whitney National Bank, which is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.

RESULTS OF OPERATIONS

     Revenue for the three months ended June 30, 2003 increased 73% to $14.5 million from $8.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue increased 32% to $24.0 million from $18.2 million for the six months ended June 30, 2002. Revenue increased for the Company's platform fabrication segment in both the three and six-month periods ended June 30, 2003 compared to the same periods last year. Decreased revenues from plant maintenance and derrick fabrication services in the current year partially offset this increase; the Company no longer provides these services. Revenue for the Company's process systems segment was approximately the same in both the three and six-month periods ended June 2003 and 2002. Backlog was approximately $16.1 million and $22.5 million at June 30, 2003 and December 31, 2002, respectively. At the present time, the level of bidding activity is approximately 60% of the level experienced at the end of 2002. This lower level of bidding activity increases competition for the projects being bid, which results in lower profit expectations for those projects when they are awarded. The Company does not expect bidding activity to increase before the last quarter of 2003, at the earliest.

     Total direct labor hours worked through June 30, 2003 increased 15% overall from the levels experienced in the same period last year. Direct labor hours worked at the Company's platform fabrication and process system facilities increased by nearly 64% from the same period last year. This increase was offset by a reduction of approximately 84,000 direct labor hours incurred in the six-month period ended June 30, 2002 on plant maintenance, derrick fabrication and drilling rig repair. There were no labor hours incurred associated with these types of projects in the six-month period ended June 30, 2003.

     Cost of revenue was 96% of revenue, or $14.0 million for the three months ended June 30, 2003, compared to 112% of revenue, or $9.4 million for the same period last year. For the six-month period ended June 30, 2003, cost of revenue was $23.3 million (97% of revenue), compared to $19.3 million (106% of revenue) for the six-month period ended June 30, 2002. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). The decrease in costs as a percentage of revenue in the three and six-month periods ended June 30, 2003 compared to the same periods last year is mainly due to increased utilization at the Company's main operating facilities, and reduced costs due to the suspension of operations at the Company's Lake Charles facility in 2002 and elimination of unprofitable operations. The decrease in costs was offset in part by increased repair expense related to repairs to the roof of the Company's main fabrication building.

     Gross profit (loss) for the three months ended June 30, 2003 increased to a profit of $519,000 from a loss of $1.0 million for the same period last year. For the six months ended June 30, 2003, gross profit was $703,000, compared to a loss of $1.1 million in the same period last year. Increased man hour levels in the three and six-month periods ended June 30, 2003 compared to the same periods last year at the Company's main fabrication facilities caused hourly fixed overhead rates to decrease and resulted in increased gross profit relative to revenue.

     Selling, general and administrative expense decreased to $1.2 million in the three months ended June 30, 2003, compared to $1.7 million in the three months ended June 30, 2002. In the six months ended June 30, 2003, selling, general and administrative expense decreased to $2.4 million from $3.2 million in the same period last year. This decrease is mainly due to reduced general and administrative expenses associated with closing underutilized facilities and overall reductions in administrative overhead and employees. The Company's selling, general and administrative expense as a percentage of revenue decreased to 8% in the three months ended June 30, 2003 from 20% in the same period last year, and to 10% for the six month period ended June 30, 2003 from 18% in the same period last year.

     Interest expense for the three months ended June 30, 2003 was higher than the same period in 2002 due to amortization of the discount on the secured, subordinated debenture issued to Midland, which is being recorded as interest expense. This increase was partially offset by lower effective interest rates on the amounts outstanding under the Company's revolving credit facility over the three months ended June 30, 2003. These borrowings were necessary to fund working capital. For the six-month period ended June 30, 2003, interest expense was higher than in the same period in 2002 due to amortization of the discount described above. This increase was offset by lower overall debt and effective interest rates in the six-month period ended June 30, 2003 compared to the same period in 2002. In the three and six months ended June 30, 2003, the Company recorded $130,000 and $260,000 interest expense, respectively, related to amortization of the discount on the secured subordinated debenture.

     No net income tax benefit was recognized on the net loss recorded in the three and six month periods ended June 30, 2003 and 2002. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. At June 30, 2003, the Company has deferred tax assets of $18.0 million, including $13.3 million related to net operating loss carryforwards, which, if not used expire in years 2020 through 2023. The Company has recorded a valuation allowance of $15.7 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed net deferred tax liabilities of the Company at June 30, 2003. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

SEGMENT INFORMATION

     The Company has identified three reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the three and six-month periods ended June 30, 2003 and 2002.

     PLATFORM FABRICATION SEGMENT

     Revenue for the platform fabrication segment increased $7.6 million to $11.1 million in the quarter ended June 30, 2003 from $3.5 million in the same quarter in 2002. In the six-month period ended June 30, 2003, revenue for the platform fabrication segment was $16.8 million, an increase of $9.1 million over the same period in 2002. Direct manhours in the three and six-month periods ended June 2003 increased 172% and 81%, respectively, over the same periods last year. Segment income increased to $379,000 in the three-month period ended June 30, 2003 from a loss of $245,000 in the June quarter last year. In the six-month period ended June 30, 2003, segment income increased to $387,000 from a loss of $84,000 over the same period last year. Fabrication activity has increased over last year, although bidding for projects in this segment has remained competitive, causing lower profit margins. The increase in direct manhours has reduced the cost per manhour on platform fabrication contracts and improved overall segment operating income. Contracts to fabricate two similar platforms were performed back to back, and the Company gained efficiencies in construction. These efficiencies resulted in the Company revising estimated loss reserves on the contracts and a net increase in segment income in the six-month period ended June 30, 2003 of $0.1 million. In the six month period ended June 30, 2003, segment income was reduced by a $489,000 repair expense related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the consolidation of general and administrative functions increased segment income in the three and six-month periods ended June 30, 2003 over the same periods in 2002.

     PROCESS SYSTEMS SEGMENT

     Revenue for the process systems segment in the three and six-month periods ended June 30, 2003 and 2002 was approximately the same when comparing year to year. In the quarter ended June 30, 2003, direct manhours increased 20% over the June 2002 quarter. Segment loss decreased in the June 30, 2003 quarter to $0.2 million from $0.3 million in the same quarter in 2002 and to $0.4 million in the six-month period ended June 30, 2003 from $0.7 million in the same period in 2002. The Company has encountered delays in completion of fabrication and commissioning of contracts to provide process equipment that are being manufactured overseas, which have resulted in cost overruns. Included in segment loss for the six-month period ended June 30, 2003, are contract loss reserves of $220,000, including $117,000 recorded on these contracts. Savings from the reduction of administrative staff and the consolidation of general and administrative functions increased segment income in the three and six-month periods ended June 30, 2003 over the same periods in 2002.

     DRILLING RIG FABRICATION SEGMENT

     The Company suspended operations in this segment prior to the Midland investment and recapitalization transaction, and is currently reentering this market. Revenue for the drilling rig fabrication segment was $164,000 in the quarter ended June 30, 2003 and was $83,000 in the same quarter last year. In the six-month period ended June 30, 2003, revenue for the drilling rig segment was $268,000 and was $335,000 in the same period in 2002. Segment loss was $253,000 for the quarter ended June 30, 2003 and was $434,000 in the same quarter last year. In the six-month period ended June 30, 2003, segment loss was $321,000 and was $782,000 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities, insurance premiums and long-term needs. During the six months ended June 30, 2003, the Company's available funds and $3.0 million generated from financing activities together funded cash used in operations and investing activities of $2.8 million. Investing activities consisted mainly of capital expenditures of $719,000.

     Capital expenditures for the six-month period ended June 30, 2003 included $ 371,000 related to compressors being fabricated by the Company, which will be leased upon completion. The remaining capital expenditures related to facilities, yard equipment and computer software and equipment.

    On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland and is secured by the assets of the Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At June 30, 2003, the Company had $5.9 million in borrowings and no letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.1% at June 30, 2003), at the Company's discretion. The Credit Agreement matures May 26, 2004. Annually, the Company renews the terms of the Credit Agreement and extends the maturity date for one year. The last such extension was made in May 2003 and extended the maturity to May 26, 2004. The Company anticipates the next such renewal and extension will take place in the first quarter of 2004.

    Management believes that its available funds, cash generated by operating activities and funds available from Midland and under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures for the next 12 months. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. However, if Midland does not provide such additional funding, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $23.4 million, including substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $234,000 per year if the Company were to maintain the same debt level and structure.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were sufficient to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the Principal Executive Officer and Chief Financial Officer, during the period in which this quarterly report was being prepared, in a timely manner that allowed these officers to make appropriate decisions regarding required disclosure in this Quarterly Report. Based upon this evaluation, the Company has adopted a formal disclosure control policy. The new policy incorporates the Company's previous informal policies, but with the significant change that a formal Disclosure Committee has been formed to begin operations as of the second fiscal quarter of 2003, and each person responsible for one of the operating subsidiaries of the Company will participate as an active member of the Disclosure Committee. The Committee is charged with determining when events, developments or other facts involving the Company are material in nature and require disclosure to the public. Beginning in the second fiscal quarter of 2003, each member of the Committee will also review all of the Company's public filings to determine whether events or facts related to his or her area of operations should be disclosed.

     PART II

ITEM 1. LEGAL PROCEEDINGS.

     In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that it is not reasonably possible that they will result in a material adverse effect on the Company's consolidated financial statements.

     In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments should have resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the plaintiffs, 7) the Company wrongfully commingled funds belonging to the plaintiffs that resulted in seizure of taxes, interest and penalties, and 7) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $2,775,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. This matter is scheduled to go to trial during the second half of 2003. While the outcome of this litigation cannot be predicted with certainty, management believes that it is not reasonably possible that the outcome of this proceeding will have a material adverse effect on the Company's consolidated financial statements and the Company has recorded no reserve with respect to this lawsuit.

     On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company engaged a qualified environmental inspection company to perform a phase one study of the premises, which was completed in the first week of April 2003 and did not result in any material findings. The Company met with Port officials in July 2003 and resolved the allegations of non compliance without any further implications to the Company.

ITEM 5. OTHER INFORMATION

     This report on Form 10-Q is accompanied by a statement of the Principal Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                Exhibit
                Number                Description

                  31.1 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002-Principle Executive Officer

                  31.2 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

                  32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Principle Executive Officer

                  32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

          (b)  Reports on Form 8-K

               On July 18, 2003, the Company filed a current report on Form 8-K dated July 17, 2003. The report included Items 5 and 7 and amended the financial statements of the Company as filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to include segment disclosure in Note 16. Industry Segments, and amended Management's Discussion and Analysis for the related segment disclosure. The report also announced the appointment of a liquidator of Allen Process Systems Limited, located in London, England, for the purposes of ceasing and voluntarily winding up operations of that company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIFAB International, Inc.
                                    --------------------------------------------


Date August 13, 2003                /s/ Peter J. Roman
                                    --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   31.1 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 -Principle Executive Officer

   31.2 Certificate pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 -Chief Financial Officer

   32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Principle Executive Officer

   32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer