Form 10-Q
period 2003-09-30
UNIFAB INTERNATIONAL INC
filed 2003-11-14
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2003

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period From ____________to______________


Commission file number 0-29416
                       -------

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                          72-1382998
-------------------------------                      ---------------------------
(State or other jurisdiction or                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


              5007 Port Road
              New Iberia, LA                                    70560
--------------------------------------------         ---------------------------
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

Common Stock, $0.01 Par Value ---- 8,201,899 shares outstanding as of November 7, 2003.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.     FINANCIAL INFORMATION

        Item 1.   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -- September 30, 2003 and
                     December 31, 2002.......................................................    1

                  Condensed Consolidated Statements of Operations -- Three Months Ended
                     September 30, 2003 and 2002; Nine Months Ended September 30, 2003
                     and 2002................................................................    2

                  Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
                     September 30, 2003 and 2002.............................................    3

                  Notes to Condensed Consolidated Financial Statements.......................    4


        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................   14

        Item 3.   Quantitative and Qualitative Disclosure of Market Risk.....................   18

        Item 4.   Controls and Procedures....................................................   19

PART II.    OTHER INFORMATION

        Item 1.   Legal Proceedings..........................................................   19

        Item 5.   Other Information..........................................................   20

        Item 6.   Exhibits and Reports on Form 8-K...........................................   20

 Signatures                                                                                     21

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      SEPTEMBER 30        DECEMBER 31
                                                                                          2003               2002
                                                                                        --------           --------
                                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $    226          $     80
  Accounts receivable, net of allowance for doubtful accounts
      of $297 and  $763, respectively                                                      11,004             7,517
  Costs and estimated earnings in excess of billings on uncompleted contracts               2,142             2,297
  Income tax receivable                                                                       147               305
  Prepaid expenses and other assets                                                           532             1,873
                                                                                         --------          --------
Total current assets                                                                       14,051            12,072

Property, plant and equipment, net                                                         25,753            26,221
Other assets                                                                                  810               986
                                                                                         --------          --------
Total assets                                                                             $ 40,614          $ 39,279
                                                                                         ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $  4,558          $  5,056
  Billings in excess of costs and estimated earnings on uncompleted contracts               2,385                14
  Accrued liabilities                                                                       2,011             2,163
  Contract loss reserves                                                                    1,594             1,148
  Current maturities of long-term debt                                                      7,944               850
                                                                                         --------          --------
Total current liabilities                                                                  18,492             9,231

Long-term debt, less current maturities                                                        --             2,090
Secured, subordinated notes payable                                                         6,848             6,848
Secured, subordinated, convertible debenture, net of unamortized discount of
   $3,061 and $3,452, respectively                                                          7,591             7,200
                                                                                         --------          --------
Total liabilities                                                                          32,931            25,369
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, no shares outstanding at September 30, 2003, 738 shares outstanding at December 31, 2002, each share has voting rights equivalent to and is convertible into 10,000 shares
   of common stock on a post-reverse split basis                                               --                --
  Common stock, $0.01 par value, 150,000,000 shares authorized, 8,201,899 shares outstanding at September 30, 2003 and 20,000,000 shares authorized and
   8,189,972 shares outstanding at December 31, 2002                                           82                82
  Additional paid-in capital                                                               62,076            62,076
  Accumulated deficit                                                                     (54,475)          (48,212)
  Accumulated other comprehensive loss                                                         --               (36)
                                                                                         --------          --------
Total shareholders' equity                                                                  7,683            13,910
                                                                                         --------          --------
Total liabilities and shareholders' equity                                               $ 40,614          $ 39,279
                                                                                         ========          ========

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                            --------------------------------     -------------------------------
                                                2003              2002               2003               2002
                                             --------          ---------            -------           --------
                                                          (In thousands except per share data)
Revenue ............................         $ 15,855          $  5,837             $ 39,861          $ 24,073
Cost of revenue ....................           18,038             7,447               41,341            26,749
                                             --------          --------             --------          --------
Gross profit (loss) ................           (2,183)           (1,610)              (1,480)           (2,676)
Loss on disposal of equipment and
  closure of facilities ............               --                --                   --               351
Selling, general and administrative
  expense ..........................              974             1,432                3,338             4,679
                                             --------          --------             --------          --------
Loss from operations ...............           (3,157)           (3,042)              (4,818)           (7,706)
Other income (expense):
  Interest expense .................             (489)             (488)              (1,454)           (1,418)
  Interest income ..................                4                 5                    9                 7
                                             --------          --------             --------          --------
Loss before income taxes ...........           (3,642)           (3,525)              (6,263)           (9,117)
 Income tax benefit ................               --                --                   --                --
                                             --------          --------             --------          --------
 Net loss ..........................         $ (3,642)         $ (3,525)            $ (6,263)           (9,117)
                                             ========          ========             ========          ========

Basic and diluted loss per share (a)         $  (0.44)         $  (0.74)            $  (0.76)         $  (4.25)
                                             ========          ========             ========          ========
Basic and diluted weighted average
  shares outstanding (a) ...........            8,193             4,750                8,193             2,144
                                             ========          ========             ========          ========

(a) All earnings (loss) per share amounts and weighted average number of shares outstanding have been restated to give effect to a one-for-ten reverse stock split effected on August 3, 2003

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                            ------------------------
                                                              2003            2002
                                                            -------          -------
                                                                  (IN THOUSANDS)
Net cash provided by (used in) operating activities         $(3,668)         $ 1,757
Investing activities:
Proceeds from sale of equipment                                  --              139
Purchases of equipment                                       (1,244)             (46)
Collections on notes receivable                                  54               --
                                                            -------          -------
Net cash provided by (used in) investing activities          (1,190)              93
                                                            -------          -------
Financing activities:
Net change in short term borrowings from Midland                 --               --
Net change in other borrowings                                5,004           (2,636)
Loans from Midland                                               --            2,815
                                                            -------          -------
Net cash provided by financing activities                     5,004              179
                                                            -------          -------
Net change in cash and cash equivalents                         146            2,029
Cash and cash equivalents at beginning of period                 80              754
                                                            -------          -------
Cash and cash equivalents at end of period                  $   226          $ 2,783
                                                            =======          =======
Supplemental disclosure of cash flow information:
   Income taxes (refunded), net                             $  (200)         $(3,436)
                                                            =======          =======
   Interest paid, net of capitalized interest               $   765          $   968
                                                            =======          =======



See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 2003, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

    These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

    Certain amounts previously reported have been reclassified to conform to the presentation at September 30, 2003.

2.       MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

    In April 2002, the Company entered into an agreement with Midland Fabricators and Process Systems, LLC ("Midland") as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of

$3.50 per share on a post reverse split basis. Midland's 738 shares of preferred stock converted automatically into a total of 7,380,000 shares of the Company's common stock on August 1, 2003, the date the shareholders authorized additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts.

3.       CURRENT MATTERS

    At September 30, 2003 the Company has negative working capital of $4.4 million resulting from the classification as a current liability of the $7.8 million outstanding under the Company's Credit Agreement due to its maturity on May 26, 2004. Prior to and since the initiation of the Midland Recapitalization and Investment Transaction in April 2002, the Company has been incurring losses from operations. In response to this situation, the Company has eliminated noncore businesses and excess facilities, reduced overhead and restructured its management team and operations in an effort to return to profitability. In the three-month period ended September 30, 2003, the Company incurred a net loss of $3.5 million, including $855,000 related to drilling rig fabrication start up operations at Rig Port Services, LLC in Lake Charles, Louisiana, $1.4 million related to a contract to fabricate buoyancy cans, and $262,000 related to the Company's process systems fabrication facility which is underutilized. In the nine-month period ended September 30, 2003, the Company incurred a net loss of $6.1 million, including $956,000 related to drilling rig fabrication start up operations in Lake Charles, $1.0 million related to a contract to fabricate buoyancy cans, $466,000 related to the winding down of non core operations, and $229,000 related to the Company's process systems fabrication facility which is underutilized. Also included in the net losses for the three and nine-month periods ended September 30, 2003 are selling, general and administrative expenses of $1.0 million and $3.3 million, respectively, and interest expense of $489,000 and $1.5 million, respectively. Current pricing for the Company's services and the level of utilization of the Company's main fabrication facilities have not resulted in operating profits sufficient to cover these costs in either period.

    The Company continues to bid and win contracts and invest capital in facilities and equipment. In June 2003 the Company added new management at its drilling rig fabrication facility. In November 2003, the Company changed management at its platform fabrication and process systems facilities, and organized them both under one president. These new managers are restructuring the project management processes and controls throughout the Company and are revising the responsibility and reporting channels.

    Negotiations to renew the Credit Agreement will begin shortly and the Company expects to renew the Credit Agreement, with Midland's continuing guarantee, and extend the maturity so that the liability again can be classified as noncurrent. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the three-month period ended September 30, 2003, Midland advanced $2,300,000 to the Company for working capital. At September 30, 2003 these advances had been repaid in full. Management believes that its available funds, cash generated by operating activities and funds available from Midland and under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures for the next 12 months. However, if Midland does not make available such additional funding to the Company when needed in the future, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support

4.       CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at September 30, 2003 and December 31, 2002 consisted of the following:



                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2003              2002
                                                                   --------          --------
                                                                        (In thousands)

Costs incurred on uncompleted contracts                            $ 36,915          $ 10,919
Estimated earnings                                                    1,267                50
                                                                   --------          --------
                                                                     38,182            10,969
Less billings to date                                               (38,425)           (8,686)
                                                                   --------          --------
                                                                   $   (243)         $  2,283
                                                                   ========          ========
Included in the accompanying balance sheets under the
   following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                       $  2,142          $  2,297
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                         (2,385)              (14)
                                                                   --------          --------
                                                                   $   (243)         $  2,283
                                                                   ========          ========

    Accounts receivable includes retainages and unbilled receivables, respectively, of $10,000 and $238,000 at September 30, 2003, and of $775,000 and $36,000 at December 31, 2002. Unbilled receivables relate primarily to time and material contracts.

    The Company had contract loss reserves of $1,594,000 at September 30, 2003 and $1,148,000 at December 31, 2002. Included in contract loss reserves at September 30, 2003 is $1.2 million related to six fixed price contracts for platform fabrication, substantially all of which was recorded in the September 2003 quarter. These contract loss reserves were recorded to recognize increased estimated costs at completion on fixed price platform fabrication contracts and to increase estimated costs on a contract to fabricate buoyancy cans based on the evaluation of productivity and progress to date. The Company expects to complete the fixed price platform fabrication contracts in the fourth quarter of 2003. The contract to fabricate buoyancy cans was approximately sixty percent complete at September 30, 2003, and the Company expects to complete it in early 2004. The contract to fabricate buoyancy cans provides for liquidated damages of approximately $38,000 per day up to a maximum of $1.5 million if the Company does not deliver the completed buoyancy cans by February 17, 2004. The contract loss reserve recorded on this contract does not include any liquidated damages because the Company has taken steps, including adding fabrication stations and personnel, making certain fabrication procedures more efficient and improving material handling procedures and coordination with the coatings subcontractor, which in the Company's estimation will allow the buoyancy cans to be delivered on schedule. If these steps do not result in delivery of the buoyancy cans on schedule and the Company is unable to get the schedule extended, the Company may incur the liquidated damages called for in the contract.

    The remaining $356,000 contract loss reserve at September 30, 2003 relates to contracts to provide process equipment. The reserves on these contracts were increased $297,000 in the September 2003 quarter. The reserves on these contracts reflect current competitive market conditions and increased estimated shop overhead costs due to low utilization of the Company's process system fabrication facilities. At December 31, 2002, contract loss reserves included $441,000 related to two fixed price platform fabrication contracts and $707,000 on three contracts to manufacture process equipment overseas. As more fully described in Note 12 below, the Company is in the process of liquidating and winding up operations of its process systems operations based in London, England, which includes winding up the three contracts to manufacture process equipment overseas referred to above.

5.       CREDIT AGREEMENT

    On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, and is secured by the assets of Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At September 30, 2003, the Company had $7.8 million in borrowings and no letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (2.9% at September 30, 2003), at the Company's discretion. The Credit Agreement matures May 26, 2004. The Company intends to renew the terms of the Credit Agreement and to extend the maturity date for one year. The last such extension was made in May 2003 and extended the maturity to May 26, 2004. The Company anticipates the next request for renewal and extension of the Credit Agreement will take place before the end of the first quarter of 2004. The Company expects that the continuing guarantee by Nassau Holding Company will be required to be successful in obtaining a renewal and extension of the Credit Agreement. Management believes that its available funds, cash generated by operating activities and funds available from Midland and under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures for the next 12 months. However, if Midland does not make available such additional funding to the Company when needed in the future, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

6.       INCOME TAXES

    The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of September 30, 2003, the Company recorded deferred tax assets of $18.3 million, including $14.3 million related to net operating loss carryforwards which, if not used, expire in years 2020 through 2023. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance of $15.7 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

7.       SHAREHOLDERS' EQUITY

       EARNINGS (LOSS) PER SHARE

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

    On August 1, 2003, the Company's shareholders approved a one-for-ten reverse stock split of the outstanding shares of the Company's common stock, to be effective immediately after the conversion of Midland's Series A preferred shares. Accordingly, on August 1, 2003, each share of series A preferred stock was converted into 100,000 shares of Unifab common stock and the one-for-ten reverse stock split was effected resulting in Midland holding a total of 7,380,000 common shares after the reverse stock split.

    The denominator in the table below includes the common shares related to these Series A Preferred Shares as if they had been converted into shares of common stock on August 13, 2002, the date of the Midland Investment and Recapitalization Transaction. All prior periods weighted average share and option amounts have been restated for the effect of the reverse stock split. Midland's $10,652,000 convertible debenture is convertible into Unifab common stock at a conversion price of $3.50 per share on a post reverse split basis, for a total of 3,043,400 shares of common stock. Since the conversion price is "out-of-the-money," these shares are anti-dilutive and are not included in the computation of diluted earnings per share during periods when the Company incurs a loss.

    The following table sets forth the computation of basic and diluted earnings per share giving retroactive effect to the assumed conversion of Midland's 738 shares as of August 13, 2002 and giving effect to the one-for-ten reverse stock split:


                                           THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------    ------------------------------
                                               2003            2002                2003             2002
                                             -------          -------             -------          -------
                                                     (In thousands, except per share data)
Numerator:
   Net loss                                  $(3,642)         $(3,525)            $(6,263)         $(9,117)
Denominator:
   Weighted average shares of common
      stock outstanding                        8,193              819                 813              819
   Effect of issuance of convertible
      preferred stock on weighted
      average shares of common stock              --            3,931               7,380            1,325
                                             -------          -------             -------          -------
   Denominator for basic and diluted
      earnings per share -- weighted
      average shares                           8,193            4,750               8,193            2,144
                                             =======          =======             =======          =======
Basic and diluted loss per share             $ (0.44)         $ (0.74)            $ (0.76)         $ (4.25)
                                             =======          =======             =======          =======


    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the period ended September 30, 2003, 133,500 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the period ended September 30, 2002, 83,500 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

    Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts giving effect to the one-for-ten reverse stock split (in thousands, except per share data):


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30                     SEPTEMBER 30
                                                     -----------------------         -----------------------
                                                       2003           2002            2003            2002
                                                     -------         -------         -------         -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss, as reported                                $(3,642)        $(3,525)        $(6,263)        $(9,117)
Add: Total stock-based employee compensation
    expense included in reported net loss,
    net of related tax effects                            --              --              --              --
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                            (4)           (139)            (18)           (291)
                                                     -------         -------         -------         -------
Pro forma net loss                                   $(3,646)        $(3,664)        $(6,281)        $(9,408)
                                                     =======         =======         =======         =======
Loss per share
    Basic and diluted, as reported                   $ (0.44)        $ (0.74)        $ (0.76)        $ (4.25)
                                                     =======         =======         =======         =======
    Basic and diluted, pro forma                     $ (0.45)        $ (0.77)        $ (0.77)        $ (4.39)
                                                     =======         =======         =======         =======
Weighted average fair value of grants                $    --         $    --         $  0.16         $    --
                                                     =======         =======         =======         =======

     Black-Scholes option pricing model assumptions:


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                       2003                2002
                                                    ----------          -----------
Risk-free interest rate                                1.82%               N/A
Volatility factor of the expected market price
  of UNIFAB stock                                      1.072               N/A
Weighted average expected life of the option
                                                      2 years              N/A
Expected dividend yield                                   --               N/A


      There were no option grants in the three-month periods ended September 30, 2003 and 2002.

8.       COMMITMENTS AND CONTINGENCIES

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

     In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments should have resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the Plaintiffs, 7) the Company wrongfully commingled funds belonging to the Plaintiffs that resulted in seizure of taxes, interest and penalties, and 8) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the Plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $2,775,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. This matter is scheduled to go to trial during the first quarter of 2004. While the outcome of this litigation cannot be predicted with certainty, management believes that it is not reasonably possible that the outcome of this proceeding will have a material adverse effect on the Company's consolidated financial statements and the Company has recorded no reserve with respect to this lawsuit.

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

     LETTERS OF CREDIT

     In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At September 30, 2003, cash deposits totaling $115,000 secured outstanding letters of credit totaling $110,000.

     EMPLOYMENT AGREEMENT

     The Company has an employment agreement with one of its officers. This agreement terminates on August 18, 2006. The minimum annual compensation commitment by the Company under this agreement is $60,000.

     LEASES

     The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2003 for the structural fabrication facility with two 10-year renewal options, and in 2009 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. At September 30, 2003, the Company had approximately $10.0 million in aggregate lease commitments under operating leases, of which $0.6 million is payable during the next twelve months.

9.       RELATED PARTY TRANSACTIONS

     The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau Holding Company, an affiliate of Midland ("Nassau"), including the employees of Nassau. This insurance coverage began on November 1, 2002. In the three and nine-month periods ended September 30, 2003, the Company incurred costs of approximately $512,000 and $1,319,000, respectively, for coverage under this plan.

     Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three and nine-month periods ended

September 30, 2003 is $45,000 and $135,000, respectively, related to these services, which had been paid in full at September 30, 2003.

     At September 30, 2003, accrued and unpaid interest owed to Midland related to the secured, subordinated notes payable and convertible debenture was $297,000. At December 31, 2002, there was no accrued and unpaid interest owed to Midland.

     Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. At December 31, 2002, Midland provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at September 30, 2003. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004. The Company reimbursed $12,600 to Midland for the cost of the letter of credit. During the three-month period ended September 30, 2003, Midland advanced $2,300,000 to the Company for working capital. At September 30, 2003 these advances had been repaid in full.

     In the nine-month period ended September 30, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts is $6.9 million, which were substantially complete at September 30, 2003. In the three and nine-month periods ended September 30, 2003, $1,716,000 and $6,872,000, respectively, in revenue, and $278,000 and $920,000, respectively, in gross profit was recognized related to these contracts. At September 30, 2003, the Company had $579,000 receivable from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc. is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family. Two of the contracts were completed in May 2003.

10.      INDUSTRY SEGMENT INFORMATION

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

     The following tables show information about the revenue, profit or loss and segment assets of each of the Company's reportable segments for the three and nine-month periods ending September 30, 2003 and 2002. Segment assets do not include intersegment receivable balances, as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.


                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30                       SEPTEMBER 30
                                         --------------------------          --------------------------
                                           2003              2002              2003             2002
                                         --------          --------          --------          --------
                                                                  (IN THOUSANDS)
Segment revenue:
  Platform fabrication                   $ 10,312          $  4,522          $ 27,101          $ 12,198
  Process systems                           3,068             1,168            10,018             8,203
  Drilling rig fabrication                  2,475                62             2,742               397
  Other (a)                                    --                85                --             3,639
  Intersegment eliminations                    --                --                --              (364)
                                         --------          --------          --------          --------
                                         $ 15,855          $  5,837          $ 39,861          $ 24,073
                                         ========          ========          ========          ========
Segment income (loss):
  Platform fabrication                   $ (1,207)         $   (412)         $   (820)         $   (496)
  Process systems                            (351)             (883)             (763)           (1,630)
  Drilling rig fabrication                 (1,004)             (411)           (1,326)           (1,196)
  Other (a)                                    --              (580)               --            (2,284)
                                         --------          --------          --------          --------
                                           (2,562)           (2,286)           (2,909)           (5,606)
  Interest expense                           (489)             (487)           (1,454)           (1,418)
  Unallocated corporate overhead             (591)             (752)           (1,900)           (2,093)
                                         --------          --------          --------          --------
  Loss before income tax                 $ (3,642)         $ (3,525)         $ (6,263)         $ (9,117)
                                         ========          ========          ========          ========


(a) Revenue and segment loss from operations related to derrick fabrication and plant maintenance are included in Other. There are no operations related to these products in 2003.


Total assets of the Company by segment is as follows as of September 30, 2003 and December 31, 2002:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                   2003            2002
                                                  -------         -------
                                                       (IN THOUSANDS)

         Segment assets at end of period:
           Platform fabrication                   $22,355         $21,589
           Process systems                          7,490          10,020
           Drilling rig fabrication                 9,416           6,303
                                                  -------         -------
                                                   39,261          37,912
           Corporate                                1,353           1,367
                                                  -------         -------
                                                  $40,614         $39,279
                                                  =======         =======

11.      COMPREHENSIVE INCOME (LOSS)

     The following is a summary of the Company's comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002.


                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30                      SEPTEMBER 30
                                          ------------------------          ------------------------
                                           2003              2002             2003            2002
                                          -------          -------          -------          -------
                                                                 (IN THOUSANDS)
  Net loss                                $(3,642)         $(3,525)         $(6,263)         $(9,117)
  Currency translation adjustment              (5)              (8)              36              (14)
                                          -------          -------          -------          -------
                                          $(3,647)         $(3,533)         $(6,227)         $(9,131)
                                          =======          =======          =======          =======


12.      SHUT DOWN OF ALLEN PROCESS SYSTEMS LIMITED

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

13.      NEW ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective in the first interim period ending after December 15, 2003. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial position or results of operations.

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

THE MIDLAND TRANSACTION

     On August 13, 2002, the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in claims of unsecured creditors for 738 shares of preferred stock, a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $17.5 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $3.50 per share on a post reverse split basis. Midland's preferred stock was converted into a total of 7,380,000 shares of the Company's common stock on August 1, 2003. The Company also recorded additional capital contributions on the transaction of $3.7 million resulting from the discount recorded on the convertible debenture, $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement, and $914,000 resulting from partial forgiveness of unsecured creditor claims acquired by Midland. On November 18, 2002, the Company entered into a Senior Secured Credit Agreement with the Whitney National Bank, which is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.

MIDLAND SUPPORT

    Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. Nassau Holding Company (an affiliate of Midland) has guaranteed the Company's Senior Secured Credit Agreement with the Whitney National Bank. Midland has provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at September 30, 2003. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004.Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the three-month period ended September 30, 2003, Midland advanced $2,300,000 to the Company for working capital. At September 30, 2003 these advances had been repaid in full. Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three and nine-month periods ended September 30, 2003 is $45,000 and $135,000, respectively, related to these services. This support was necessary to stabilize the financial position and operations of the Company. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

RESULTS OF OPERATIONS

     Revenue for the three months ended September 30, 2003 increased 174% to $15.9 million from $5.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, revenue increased 66% to $39.9 million from $24.1 million for the nine months ended September 30, 2002. Revenue increased for the Company's platform fabrication segment, process system segment and drilling rig fabrication segment in both the three and nine-month periods ended September 30, 2003 compared to the same periods last year. Decreased revenues from plant maintenance and derrick fabrication services in the current year partially offset this increase; the Company no longer provides these services. Backlog was approximately $14.3 million and $22.5 million at September 30, 2003 and December 31, 2002, respectively. At the present time, the level of bidding activity is approximately 60% of the level experienced at the end of 2002. This lower level of bidding activity increases competition for the projects being bid, which results in lower profit expectations for those projects when they are awarded. The Company does not expect bidding activity to increase before the beginning of 2004, at the earliest.

     Total direct labor hours worked through September 30, 2003 increased 41% overall from the levels experienced in the same period last year. Direct labor hours worked at the Company's platform fabrication and process system facilities increased by nearly 72% from the same period last year. This increase was offset by a reduction of approximately 84,000 direct labor hours incurred in the nine-month period ended September 30, 2002 on plant maintenance, derrick fabrication and drilling rig repair. There were no labor hours incurred associated with these types of projects in the nine-month period ended September 30, 2003.

     Cost of revenue exceeded revenue by $2.2 million for the three months ended September 30, 2003, compared to $1.6 million for the same period last year. For the nine-month period ended September 30, 2003, cost of revenue exceeded revenue by $1.5 million compared to $2.7 million for the nine-month period ended September 30, 2002. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). Increased reserves on loss contracts recorded in the September 2003 quarter resulted in costs of revenue exceeding revenue in these periods. Additionally, underutilization at the Company's process systems manufacturing facility and costs related to start up operations at the Company's drilling rig fabrication facility increased costs per manhour.

     Gross profit (loss) for the three months ended September 30, 2003 decreased to a loss of $2.2 million from a loss of $1.6 million for the same period last year. For the nine months ended September 30, 2003, gross profit (loss) was $1.5 million compared to a loss of $2.7 million in the same period last year.

     Selling, general and administrative expense decreased to $974,000 in the three months ended September 30, 2003, compared to $1.4 million in the three months ended September 30, 2002. In the nine months ended September 30, 2003, selling, general and administrative expense decreased to $3.3 million from $4.7 million in the same period last year. This decrease is mainly due to reduced general and administrative expenses associated with closing underutilized facilities and overall reductions in administrative overhead and employees. The Company's selling, general and administrative expense as a percentage of revenue decreased to 6% in the three months ended September 30, 2003 from 25% in the same period last year, and to 8% for the nine month period ended September 30, 2003 from 19% in the same period last year.

     Interest expense for the three months ended September 30, 2003 includes amortization of the discount on the secured, subordinated debenture issued to Midland, which is being recorded as interest expense, and was approximately the same as the same period in 2002, which is the result of lower effective interest rates on the amounts outstanding under the Company's revolving credit facility over the three months ended September 30, 2003. For the nine-month period ended September 30, 2003, interest expense was higher than in the same period in 2002 due to amortization of the discount described above. This increase was offset by lower overall debt and effective interest rates in the nine-month period ended September 30, 2003 compared to the same period in 2002. In the three and nine months ended September 30, 2003, the Company recorded $130,000 and $390,000 interest expense, respectively, related to amortization of the discount on the secured subordinated debenture.

     No net income tax benefit was recognized on the net loss recorded in the three and nine month periods ended September 30, 2003 and 2002. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. At September 30, 2003, the Company has deferred tax assets of $18.3 million, including $14.3 million related to net operating loss carryforwards, which, if not used expire in years 2020 through 2023. The Company has recorded a valuation allowance of $15.7 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed net deferred tax liabilities of the Company at September 30, 2003. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

SEGMENT INFORMATION

     The Company has identified three reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the three and nine-month periods ended September 30, 2003 and 2002.

     PLATFORM FABRICATION SEGMENT

     Revenue for the platform fabrication segment increased $5.8 million to $10.3 million in the quarter ended September 30, 2003 from $4.5 million in the same quarter in 2002. In the nine-month period ended September 30, 2003, revenue for the platform fabrication segment was $27.1 million, an increase of $14.9 million over the same period in 2002. Fabrication activity has increased over last year, although bidding for projects in this segment has remained competitive, causing lower profit margins. Direct manhours in the three and nine-month periods ended September 2003 increased 98% and 87%, respectively, over the same periods last year. Segment loss was $1,207,000 in the three-month period ended September 30, 2003 compared to a loss of $412,000 in the September quarter last year. In the September 2003 quarter contract loss reserves increased $1,358,000 related to expected cost overruns primarily on a contract to fabricate buoyancy cans, which is expected to be completed in the first quarter of 2004, and on five fixed-price platform fabrication contracts, all of which are expected to be completed in the fourth quarter of 2003. In the nine-month period ended September 30, 2003, segment loss was $820,000 compared to a loss of $496,000 over the same period last year. Contracts to fabricate two similar platforms were performed back to back, and the Company gained efficiencies in construction. These efficiencies resulted in the Company revising estimated loss reserves on the contracts and a net increase in segment income in the nine-month period ended September 30, 2003 of $274,000. In the nine month period ended September 30, 2003, segment loss was increased $489,000 related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the consolidation of general and administrative functions reduced segment loss in the three and nine-month periods ended September 30, 2003 over the same periods in 2002.

     PROCESS SYSTEMS SEGMENT

     Revenue for the process systems segment increased to $3.1 million in the three-month period ended September 30, 2003 from $1.2 million in the same period last year. In the nine-month period ended September 30, 2003 revenue was$10.0 million, an increase of $1.8 million from the same period in 2002. In the quarter ended September 30, 2003, direct manhours increased 44% over the September 2002 quarter. Segment loss decreased in the September 30, 2003 quarter to $351,000 from a loss of $883,000 in the same quarter in 2002. In the nine-month period ended September 30, 2003 segment loss decreased to $763,000 from $1.6 million in the same period in 2002. The Company has encountered delays in completion of fabrication and commissioning of contracts to provide process equipment that are being manufactured overseas, which have resulted in cost overruns. Included in segment loss for the nine-month period ended September 30, 2003, are contract loss reserves of $545,000, including $117,000 recorded on these overseas contracts. Savings from the reduction of administrative staff and the consolidation of general and administrative functions increased segment income in the three and nine-month periods ended September 30, 2003 over the same periods in 2002.

     DRILLING RIG FABRICATION SEGMENT

     The Company suspended operations in this segment prior to the Midland investment and recapitalization transaction, and is currently reentering this market. Revenue for the drilling rig fabrication segment was

$2,475,000 in the quarter ended September 30, 2003 and was $62,000 in the same quarter last year. In the nine-month period ended September 30, 2003, revenue for the drilling rig segment was $2,742,000 and was $397,000 in the same period in 2002. Segment loss was $1,004,000 for the quarter ended September 30, 2003 and was $411,000 in the same quarter last year. In the nine-month period ended September 30, 2003, segment loss was $1,326,000 and was $1,196,000 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities and advances from Midland for working capital needs and individual financing arrangements for equipment, facilities, insurance premiums and long-term needs. During the nine months ended September 30, 2003, the Company's available funds and $5.0 million generated from financing activities together funded cash used in operations and investing activities of $4.9 million. Investing activities consisted mainly of capital expenditures of $1,244,000.

    Capital expenditures for the nine-month period ended September 30, 2003 included $ 372,000 related to compressors being fabricated by the Company, which will be leased upon completion. The remaining capital expenditures related to facilities, yard equipment and computer software and equipment.

    On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland and is secured by the assets of the Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At September 30, 2003, the Company had $7.8 million in borrowings and no letters of credit outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (2.9% at September 30, 2003), at the Company's discretion. The Credit Agreement matures May 26, 2004. The Company intends to renew the terms of the Credit Agreement and to extend the maturity date for one year. The last such extension was made in May 2003 and extended the maturity to May 26, 2004. The Company anticipates the next request for renewal and extension of the Credit Agreement will take place before the end of the first quarter of 2004. The Company expects that the continuing guarantee by Nassau Holding Company will be required to be successful in obtaining a renewal and extension of the Credit Agreement.

    Management believes that its available funds, cash generated by operating activities and funds available from Midland and under the Credit Agreement will be sufficient to fund its working capital needs and planned capital expenditures for the next 12 months. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the three months ended September 30, 2003, Midland advanced $2.3 million, which the Company used for working capital during the period. At September 30, 2003 these advances had been repaid in full to Midland. The liquidity afforded by these advances from Midland were necessary for the Company to meet its obligations and fund operations. If Midland does not provide such additional funding in the future as the Company requires it, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $22.4 million, including substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $224,000 per year if the Company were to maintain the same debt level and structure.

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

     In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano allege multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The plaintiffs more specifically claim that 1) the accounts receivable and cash in the bank at the time of the asset acquisition were not conveyed as part of the transaction, 2) certain accounting adjustments should have resulted in a credit to Mr. Spano, 3) the Company failed to timely deliver shares of common stock to Mr. Spano as required by the sale documents, 4) the Company failed to pay a bonus of $1,000,000 to Mr. Spano, 5) the Company allowed the maintenance work in the petrochemical plants to deteriorate under Mr. Spano's post transaction management, 6) the Company defamed the plaintiffs, 7) the Company wrongfully commingled funds belonging to the plaintiffs that resulted in seizure of taxes, interest and penalties, and 7) the Company failed to pay certain debts on assets included in the transaction. Total damages claimed by the plaintiffs are approximately $5,000,000. The Company intends to vigorously defend the lawsuit. The Company has filed a counterclaim for recovery of approximately $2,775,000 paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. This matter is scheduled to go to trial during the first quarter of 2004. While the outcome of this litigation cannot be predicted with certainty, management believes that it is not reasonably possible that the outcome of this proceeding will have a material adverse effect on the Company's consolidated financial statements and the Company has recorded no reserve with respect to this lawsuit.

     On March 14, 2003, the Lake Charles Harbor and Terminal District (the "Port") sent a letter to the Company alleging that the Company was not in compliance with certain environmental and workforce provisions of the lease agreement (the "Lease") by and between the Company and the Port for the Lake Charles facility. The Company engaged a qualified environmental inspection company to perform a phase one study of the premises, which was completed in the first week of April 2003 and did not result in any material findings. The Company met with Port officials in July 2003 and resolved the allegations of non-compliance without any further implications to the Company.

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

         32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Principle Executive Officer

         32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

         99.1 Press release issued by the Company on September 3, 2003 announcing that it has satisfied the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market

         99.2 Press Release issued by the Company on September 11, 2003 announcing the appointment of Larry Verzwyvelt as president of Universal Fabricators, LLC


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIFAB International, Inc.
                                   ---------------------------------------------



Date   November 12, 2003           /s/        Peter J. Roman
    -----------------------        ---------------------------------------------
                                   Peter J. Roman
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         Exhibit
         Number                Description
         ------                -----------

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

         32.1 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Priciple Executive Officer

         32.2 Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of Sarbanes-Oxley Act of 2002-Chief Financial Officer

         99.1 Press release issued by the Company on September 3, 2003 announcing that it has satisfied the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market

         99.2 Press Release issued by the Company on September 11, 2003 announcing the appointment of Larry Verzwyvelt as president of Universal Fabricators, LLC