Form 10-K
period 2003-12-31
UNIFAB INTERNATIONAL INC
filed 2004-03-30
CIK 101990

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________

Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Louisiana                                             72-1382998
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

            5007 Port Road
            New Iberia, LA                                          70562
----------------------------------------                         ----------
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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2003 was approximately $2.7 million based on the closing price of the registrant's common stock on the Nasdaq SmallCap Market on such date of $0.35 per share.

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of March 18, 2004 was 8,201,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of the Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
   Items 1 and 2.       Business and Properties...............................................      1
   Item 3.              Legal Proceedings.....................................................     17
   Item 4.              Submission of Matters to a Vote of Security Holders...................     17
                        Executive Officers of the Registrant..................................     17
PART II
   Item 5.              Market for Registrant's Common Equity and Related Stockholder
                          Matters.............................................................     18
   Item 6.              Selected Financial Data...............................................     20
   Item 7.              Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...........................................     21
   Item 7A.             Quantitative and Qualitative Disclosures About Market Risk............     31
   Item 8.              Financial Statements and Supplementary Data...........................     31
   Item 9.              Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure............................................     31
   Item 9A.             Controls and Procedures...............................................     32

PART III
   Item 10.             Directors and Executive Officers of the Registrant....................     32
   Item 11.             Executive Compensation................................................     32
   Item 12.             Security Ownership of Certain Beneficial Owners and Management
                          and Related Stockholder Matters.....................................     32
   Item 13.             Certain Relationships and Related Transactions........................     32
   Item 14.             Principal Accountant Fees and Services................................     32

PART IV
   Item 15.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K......     33

FINANCIAL STATEMENTS..........................................................................    F-1

SIGNATURES....................................................................................    S-1

EXHIBIT INDEX.................................................................................    E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

    UNIFAB International, Inc. (together with its subsidiaries "the Company") provides custom fabrication of decks and modules of drilling and production equipment for offshore oil and gas platforms. The Company is capable of producing equipment weighing up to 7,500 tons, and has special expertise in the fabrication of decks with complex piping requirements and process equipment using special materials. The Company also designs and fabricates production process systems under ASME and ISO 9001 quality certifications.

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

    Demand for the Company's services is primarily a function of worldwide offshore oil and gas activity. An indication of that activity is measured by drilling rig utilization rates, which have increased to approximately 66% in January 2004 from approximately 61% in February 2003 for the Gulf of Mexico and have decreased to approximately 75% from 79% over the same period worldwide. These are the overall rates applicable to jack-up rigs, drill ships and semi-submersible rigs. An increase or decrease in drilling activity is usually consistent with an increase or decrease in the price of crude oil and natural gas, although changes in drilling activity usually lag behind changes in oil and gas prices at uncertain intervals. The price of west Texas intermediate crude oil decreased to approximately $34.20 per barrel in January 2004 from over $36.90 per barrel in February 2003, and the price per million cubic feet of natural gas has decreased to approximately $5.53 in February 2004 from $6.01 in February 2003.

    Due to the time required to drill an exploratory offshore well, formulate a development plan and design offshore platforms, the fabrication and installation of such platforms usually lag the start of exploratory drilling by one to three years. The Company operates in a highly competitive bidding environment, and the low number of major projects for which bids have been requested over the last four years caused the Company to adjust downward the price it could obtain for its fabrication services, to reduce the number of fabrication facilities it operates, and to critically evaluate recovery of investments made in acquired companies and developing facilities over the last five years.

     In 1998 and 1999, the Company acquired additional capacity by acquiring companies near its original facilities at the Port of Iberia in New Iberia, Louisiana and by developing a deepwater facility near Lake Charles, Louisiana. However, while the Company was acquiring these companies and developing this additional capacity, the price of oil and gas decreased and drilling activity decreased, which resulted in a decrease in the demand for the Company's fabrication services. The current revenue level of the acquired companies is approximately one half of the historical revenue level at which they operated in 1997 and 1998. The Company believes that, as a result of its capital investment in acquisitions and facilities coupled with the decrease in demand, the Company currently has excess capacity. Accordingly, during 2001 the Company ceased operating two of its facilities at the Port of Iberia, and during 2002 relinquished its leases at those facilities. By closing the recapitalization and investment transaction with Midland Fabricators and Process Systems, LLC ("Midland") in August 2002, as described below, the Company was able to stabilize its overall financial condition and add experienced management. In June 2003, the Company was awarded a fixed price contract to fabricate drilling rig components, which required the capabilities of its Lake Charles site and reopened the facility. At this time, the Company does not have a project to place at the facility when the current project has been completed, and expects to close the facility upon completion of the project. The Company continues to evaluate alternatives and seek opportunities for this facility. In the event the Company is unable to operate the facility profitably or to complete another arrangement whereby the facility can be operated profitably, the Company may sell the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios, and concluded the carrying value of the facility, which had been written down to its estimated fair value of $5.4 million in 2002, was not impaired any further at December 31, 2003.

    ACQUISITIONS. The Company expanded its operations through the acquisition of the assets and business of Professional Industrial Maintenance, LLC effective January 1, 1998, which provided industrial plant maintenance and construction services to the southwest Louisiana area. As part of this acquisition, the Company also acquired lease rights to a 60-acre fabrication yard on an industrial canal, 12 miles southwest of Lake Charles, Louisiana. This facility has 40-foot water depth and access to the Gulf of Mexico through the Calcasieu Ship Channel, which is maintained by the U.S. Army Corp of Engineers. In June 2002, the Company stopped providing industrial plant maintenance services and sold the related assets. The Company is focusing on developing drilling rig repair and other structural fabrication business for its deepwater facility.

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

    MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION. In April 2002 the Company entered into an agreement with Midland Fabricators and Process Systems, LLC as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total $6.8 million. On August 1, 2003, the Company's shareholders approved a one-for-ten reverse stock split of the outstanding shares of the Company's common stock, to be effective immediately after the conversion of Midland's Series A preferred shares. Accordingly, on August 3, 2003, each share of series A preferred stock was converted into 100,000 shares of Unifab common stock and the one-for-ten reverse stock split was effected, resulting in Midland holding a total of 7,380,000 common shares after the reverse stock split. Midland's debenture is convertible into the Company's common stock at a price of $3.50 per share, after giving effect to the one-for-ten reverse stock split. The Company also recorded additional paid in capital on the transaction of $3.7 million, resulting from the discount recorded on the secured subordinated convertible debenture, capital contributions of $680,000, resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement, was cancelled in exchange for the assignment to Midland of certain accounts receivable.

DESCRIPTION OF OPERATIONS

    The Company's primary activity is the fabrication of decks and modules for offshore oil and gas drilling and production platforms, including the design and manufacturing of production processing systems for application throughout the world. The Company has extensive experience in the fabrication of decks and modules with complex piping requirements and believes that its reputation for efficient, timely and high quality production of these structures has historically given it a competitive advantage in obtaining projects of this type. The Company also fabricates jackets for fixed production platforms for use in up to 450 feet of water. Other structures fabricated by the Company include buoyancy cans for deep water oil and gas production facilities, pilings and other rolled tubular steel sections, modules of drilling and production equipment, compressor and generator packages, platform living quarters, subsea templates, bridges for connecting offshore platforms, wellhead protectors, other structures used in production and development activities and production processing systems and other modules for the onshore petrochemical and refining industries. The Company can construct, and has in the past constructed, platform drilling rigs, posted drilling rigs and barges, and liftboats.

    OPERATING SEGMENTS. Effective January 1, 2003, as a result of the Midland Recapitalization and Investment transaction, management has evaluated the changed organizational and reporting structure and has concluded that the Company operates three reportable segments: the platform fabrication segment, the process systems segment and the drilling rig fabrication segment. The platform fabrication segment fabricates and assembles platforms and platform components for installation and use offshore in the production, processing and storage of oil and gas. The process systems segment designs and manufactures specialized process systems and equipment related to the development and production of oil and gas reserves. The drilling rig fabrication segment provides fabrication services for new construction and repair of drilling rigs. See Note 16 to the consolidated financial statements for certain financial information by business segment.

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

    Through its wholly owned subsidiary, Allen Process Systems, LLC in New Iberia, Louisiana, the Company designs and manufacturers pressure vessels and other production process equipment for use primarily on offshore production platforms. Production process systems include oil and gas separation systems, dehydrators and desalters, glycol dehydrators and the associated mechanical, structural and electrical instrumentation and components of these systems. The Company can fabricate these systems at its facility in New Iberia, Louisiana, using a wide range of alloys as well as carbon steel. The design process utilizes state-of-the-art, computer-aided design and drafting technology to deliver high quality, accurate design and fabrication drawings. In some instances, the customer may supply equipment and pressure vessels. Compression Engineering Services, a division of Allen Process Systems, provides compressor project engineering from inception through commissioning, including project studies and performance evaluation of new and existing systems, on-site supervision of package installation and equipment sourcing and inspection.

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

    DRILLING RIG REPAIR AND REFURBISHMENT. The Company performs maintenance, refurbishment and upgrade services on deep-water, semi submersible drilling rigs and jack up rigs at its deep-water facility near Lake Charles, Louisiana. Water channel depth limits access to the Port of Iberia, and as a result equipment and vessels that draw more than 12 ft. cannot be brought into the Port of Iberia. At the Company's Lake Charles facilities, which have no such restrictions, the Company has developed the physical capabilities to support refurbishment upgrades of jack up and semi submersible drilling rigs for deep water use and, as required by customer demand, to support new construction and conversion activities for drilling rigs. The Lake Charles facility also has fabrication shops, super-stabilized yard area and load out capabilities to support fabrication of new platforms and platform components that are larger and heavier than those that can be loaded out at the Company's facilities in New Iberia, Louisiana. At December 31, 2003, the project being constructed at the facility was near completion and there was no backlog of business for the facility following this project. The Company believes that its deepwater facility in Lake Charles has the potential to develop revenue-producing capacity that is equal to that of the New Iberia operations. By closing the Midland transaction in August 2002, the Company was able to stabilize its overall financial condition and add experienced management to evaluate alternatives with respect to the Lake Charles facility. Discussions continue in an effort to develop operations at the facility, including partnering, subletting, and management arrangements. In the event the Company is unable to complete an arrangement whereby the facility can be operated profitably, the Company may sell the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios and concluded that at December 31, 2002 the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows, and based on this analysis, recorded an impairment loss of $5.1 million in the year ended December 31, 2002, which reduced the recorded net value of the facility to its estimated fair value of $5.4 million based on discounted cash flows. The Company determined that no further impairment of the facility had occurred at December 31, 2003.

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

    The structures that the Company fabricates are transported from the New Iberia facilities by barge to the Gulf of Mexico and other offshore locations by offshore construction companies. The slip, bulkhead and loadout facilities of the Company enable it to produce decks and deck components weighing up to 6,500 tons at its Port of Iberia facilities. Due to the limitations of the various access routes from the Port of Iberia to the Gulf of Mexico, however, a barge carrying a structure weighing over approximately 4,000 tons could not currently move from the Company's Port of Iberia facilities to the Gulf of Mexico without special efforts, including dredging, which would add costs to the project that the customer may be unwilling to bear. One main route to the Gulf of Mexico from the Port of Iberia, the Freshwater Bayou Channel, has locks that prevent the passage of structures more than 80 feet in width. A by-pass channel around these locks has been dredged by the State of Louisiana to remove silt build-up and currently permits passage around the locks without any significant width restrictions. Traffic through the by-pass has permitted the by-pass to remain passable for several years without additional dredging. Additional dredging of the by-pass may be required, however, and the State of Louisiana may not continue to provide it. If the by-pass were not maintained, the Company would be unable to deliver from its Port of Iberia facilities structures weighing over 4,000 tons unless it incurred substantial additional dredging costs. This would reduce the capacity of the Company and decrease its ability to obtain profitable projects. The Port of Iberia and the Army Corps of Engineers are currently studying the feasibility of deepening the channel across Vermillion Bay and deepening the Port of Iberia to a depth of 20 ft.

    The Company's facility in Lake Charles, Louisiana is located on an industrial canal at the intersection of the Intracoastal Canal and the Calcasieu Ship Channel, 12 miles south of Lake Charles and 20 miles from the Gulf of Mexico. The industrial canal is dredged to a 40-foot water depth with a bottom width of 400 feet. The facility is currently being leased from the Lake Charles Harbor & Terminal District under a lease with 12 years remaining, including option periods, and with options to lease up to an additional 68 acres. The facility has 67,400 square feet of covered fabrication area, approximately 9,500 square feet of covered warehouse area and administrative support facilities on the site. The facility has 1,100 linear feet of steel bulkhead water frontage. The access from this facility to the Gulf of Mexico imposes no weight or size limitations on any structure fabricated or refurbished at the facility, but the facility does not currently have equipment and personnel with capabilities as extensive as those at the Company's New Iberia facilities.

    The Company also leases a sales office in Houston, Texas.

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

    The Company also has an automatic plate-cutting machine used for cutting steel in complex geometric sections, as well as various other equipment used in the Company's fabrication business. The Company currently owns eleven crawler cranes, which range in tonnage capacity from 50 to 250 tons. The Company performs routine maintenance on all of its equipment.

    As part of an ongoing program, equipment is evaluated against expected operating volume and specific needs in the foreseeable future. Equipment that is no longer useful to the Company, or equipment that will not be utilized to capacity, is marketed for disposal.

MATERIALS

    The principal materials used by the Company in its fabrication business -- standard steel shapes, steel plate, piping, pipe fittings, valves, welding gases, fuel oil, gasoline and paint -- are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source. Significant increases in the costs of these items that cannot be passed on to the customer will adversely impact operating results.

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

CUSTOMERS AND CONTRACTING

    The Company's customers are primarily major and independent oil and gas companies and offshore marine construction contractors. Fixed platforms and other structures fabricated by the Company are used primarily in the Gulf of Mexico and offshore West Africa. Process equipment manufactured by the Company is in use worldwide. See Note 12 to the consolidated financial statements for certain financial information about geographic areas and international sales.

    A few customers have historically generated a large portion of the Company's revenue, although not necessarily the same customers from year-to-year. The following table provides information with respect to customers who accounted for more than 10% of the Company's revenue for the years ended December 31, 2003, 2002 and 2001:

                                                                                 % OF
                                                 CUSTOMER                       REVENUE
                                 ------------------------------------------     -------
Year ended December 31, 2003     BP Amoco, Pride Offshore, Ridgelake Energy        50
Year ended December 31, 2002     Dominion Offshore                                 17
Year ended December 31, 2001     BP Amoco                                          19

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

    Historically, the Company's customers in awarding contracts have considered such factors as the availability, capability, reputation and safety record of a contractor, but price and the ability to meet a customer's delivery schedule have been the principal factors on which the Company is awarded contracts. During 2001 and most of 2002, the Company was impeded in obtaining contracts by customer concerns as to the Company's potential insolvency. The Company believes that the financial restructuring that occurred on August 13, 2002 in connection with the transactions with Midland, as discussed in "Management's Discussion and Analysis", has eliminated those concerns. The Company's contracts generally vary in length from one to 18 months depending on the size and complexity of the project.

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

    The following table sets forth for the periods presented the percentage of the Company's revenue derived from each type of contract used by the Company:

                          YEAR ENDED DECEMBER 31,
TYPE OF CONTRACT (1)     2003      2002      2001
--------------------    ------    ------    ------
Fixed-Price.........      90.2%     67.0%     62.5%
Time and Materials..       9.0%     31.4%     37.5%

-----------------
(1) Remaining revenues were derived from platform storage and compressor leasing activities

SEASONALITY

    The Company's operations are subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the United States Gulf Coast throughout the year. As a result, the Company's revenue, gross profit and net income during the quarter ending December 31 are subject to being disproportionately low as compared to the quarters ending June 30 and September 30, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters. In particular, during 2002, the financial condition of the Company and the lack of bonding capacity prevented the Company from bidding and reduced the number of projects that the Company was able to perform. This impacted the normal seasonal trends that had been experienced in the past. The Midland recapitalization and investment transaction that closed on August 13, 2002 provided the Company with the capability to again qualify for bonds, and stabilized the financial condition of the Company. The table below indicates for each quarter of fiscal years ended December 31, 2003, 2002 and 2001 the percentage of annual revenue and net income earned and the number of direct labor hours worked in each quarter.

                                   DECEMBER 31, 2003                  DECEMBER 31, 2002                  DECEMBER 31, 2001
                           ---------------------------------  ---------------------------------  ---------------------------------
                            1ST      2ND      3RD      4TH     1ST      2ND      3RD      4TH     1ST      2ND      3RD      4TH
                            QTR.     QTR.     QTR.     QTR.    QTR.     QTR.     QTR.     QTR.    QTR.     QTR.     QTR.     QTR.
                           ------   ------   ------   ------  ------   ------   ------   ------  ------   ------   ------   ------
Revenue..................      17%      26%      28%      29%     30%      25%      17%      28%     27%      28%      24%      21%
Net income (loss)........     (12%)    (10%)    (31%)    (47%)   (10%)    (17%)    (17%)    (56%)    (5%)     (2%)    (79%)    (14%)
Direct labor hours worked
 (in thousands)..........     131      190      231      288     160      120      106       94     315      382      302      177

Recent reductions in industry activity levels may tend to increase the effects of seasonality on the Company's operations.

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

    Because of its poor financial condition, the Company was severely affected by competition in 2002 and 2001. In some cases, the Company was not asked to bid on long-term projects. In other cases, the Company did not have the resources to provide financial bonds for its performance and was therefore not able to submit bids on significant projects. The Midland recapitalization and investment transaction on August 13, 2002 provided the Company with the capability to again qualify for bonds, stabilized the financial condition of the Company, and added experienced management personnel who are well recognized in the industry. As a result of this transaction, the Company expects to again compete effectively for projects in the coming year.

BACKLOG

    As of December 31, 2003, the Company's backlog was approximately $7.6 million, substantially all of which management expects to be performed before December 31, 2004. At December 31, 2002, the Company's backlog was approximately $22.5 million.

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

EMPLOYEES

    The Company's workforce varies based on the level of ongoing operating activity at any particular time. As of December 31, 2003, the Company employed approximately 425 full-time production employees at its three operating facilities, two of which are located in New Iberia, Louisiana and one in Lake Charles, Louisiana. The Company also engages the services of subcontractors to perform specific tasks in connection with certain projects. Management estimates these subcontractors have in the past provided over 350 workers depending on the volume and nature of Company projects. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that it has positive working relationships with its employees.

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

THE COMPANY RELIES ON THE FINANCIAL SUPPORT FROM MIDLAND, WITHOUT WHICH WE MAY NOT BE ABLE TO MEET FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE.

    Midland has provided substantial financial support to the Company since the Midland Transaction. At December 31, 2003, the Company had $5.9 million in advances from Midland, which the Company used for working capital. The Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support. Accordingly, there can be no assurance that the Company will continue as a going concern through fiscal

2004.

THE COMPANY'S WORKING CAPITAL DECREASED SUBSTANTIALLY DURING 2003.

    The Company has $7.9 million outstanding on its $8.0 million Credit Agreement at December 31, 2003. Liquidity beyond the Credit Agreement has been provided by advances obtained from Midland as needed from time to time. These advances are classified as current liabilities at December 31, 2003 and as a result, the Company has a working capital deficit of $1,341,000 at December 31, 2003. If the Company's working capital position does not improve during 2004, the Company may be forced to cease its operations.

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

OUR FINANCIAL CONDITION DETERIORATED SIGNIFICANTLY DURING 2001 AND 2002, AND WE SUSTAINED MATERIAL OPERATING LOSSES IN 2003. OIL AND GAS COMPANIES MAY BE RELUCTANT TO USE OUR SERVICES.

    Customers may not permit the Company to bid on long-term construction projects due to the financial condition of the Company and the substantial deterioration in that condition experienced since 2001. We have applied substantial efforts and resources to reestablish our good name and acquaint the market and our customers with the recapitalization and investment transaction with Midland, but this process is slow. To date, our Company has not been able to secure credit for working capital without the financial guarantee of Midland.

OUR BUSINESS REQUIRES A STEADY SUPPLY OF SKILLED WORKERS, AND WE MAY NOT BE ABLE TO RETAIN AND ATTRACT ENOUGH OF THEM, IN WHICH CASE OUR RESULTS WILL LIKELY BE IMPAIRED.

    Our financial results depend substantially on our ability to retain and attract skilled construction workers, primarily welders, fitters and equipment operators. We currently employ approximately 425 skilled workers, which is significantly lower than the number we employed in fiscal 1999, Transition 2000 and in the first half of 2001 during periods of greater activity. We may not be successful in increasing our workforce to meet any future increases in demand for our services, in which case we may lose contracts and, for contracts we obtain, our profit margins may be reduced as a result of the need to pay overtime rates to a limited workforce. The demand for skilled workers in south Louisiana is high and the supply of skilled workers is extremely limited, and we may not succeed in increasing the size of our workforce through acquisitions, training, or new hiring programs. Although we believe that a large number of trainable workers reside reasonably close to our facilities, we may not be successful in recruiting and training them due to a variety of factors, including the current skill levels of workers, the potential inability or lack of desire by workers to commute to our facilities or to relocate to areas closer to them, and competition for workers from other industries. While we believe that our wage rates are competitive and that our relationship with our skilled workforce is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled workforce, increases in the wage rates paid, or both. If either of these events occurs, in the near term our profits from work in progress would be reduced or eliminated and, in the long term our production capacity and revenues could be diminished and our growth potential could be impaired.

IF CUSTOMERS TERMINATE PROJECTS OUR REPORTED BACKLOG COULD DECREASE, WHICH COULD SUBSTANTIALLY REDUCE OUR REVENUE.

    Our backlog is based on our estimate of the remaining labor, material and subcontracting costs to be incurred for projects on which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent, or other forms of authorization. Our customers retain the right to change or to terminate most projects in our backlog, either of which could substantially change the amount of backlog currently reported. In the case of a termination, the customer is generally required to pay for our work performed and materials purchased through the date of termination, and in some cases, pay us termination fees. Due to the large dollar amounts of backlog estimated for each of a small number of projects, however, amounts included in our backlog could decrease substantially if one or more of these projects were to be terminated by our customers. Approximately 87% of our backlog at December 31, 2003 was attributable to three projects. Termination of one or more of these large projects could have a material adverse effect on our revenue for 2004.

OUR OPERATIONS ARE HAZARDOUS TO PERSONS AND PROPERTY, AND OUR LIABILITY FOR INJURIES OR DAMAGES COULD RESULT IN SUBSTANTIAL LOSSES TO US.

    Our operations involve a high degree of risk, particularly of personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of our structures during and after installation can result in similar injuries and damages for which we could be liable. We also have employees engaged in offshore operations that are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established by state workers' compensation laws (which cover our other employees) inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages for job-related injuries, with generally no limitations on our potential liability. In addition, due to their proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding. Although we maintain the level of insurance protection that we consider economically prudent, our insurance may not be sufficient under all circumstances or against all claims or hazards, nor do we carry insurance for the loss of profits that may result from these hazards. A successful claim or damage resulting from a hazard for which we are not fully insured could result in substantial losses to us. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider economically prudent.

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

INACCURATE ESTIMATES MADE IN OUR PERCENTAGE-OF-COMPLETION ACCOUNTING COULD RESULT IN A REDUCTION OF PREVIOUSLY REPORTED PROFITS.

    Most of our revenue and expenses are recognized on a percentage-of-completion basis determined by the ratio that labor hours incurred to date bear to the total estimated labor hours required for completion. We review expected labor hours, costs and profits monthly as the work progresses, and make adjustments proportionate to the percentage of completion in revenue for the period when the estimates are revised. To the extent that these adjustments result in a reduction of previously reported profits, we must recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.

OUR REVENUE FOR ANY FISCAL QUARTER CAN DECLINE AS A RESULT OF INCLEMENT WEATHER AND SEASONAL DECREASES IN DAYLIGHT HOURS.

    Our operations are subject to seasonal variations in weather conditions and daylight hours. Because most of our construction activities take place outdoors, the average number of direct labor hours worked per day generally declines in winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent along the Gulf Coast throughout the year. As a result, our revenue during the quarter ending December 31 is subject to being disproportionately low as compared to the quarters ending June 30 and September 30, and full year results may not in all cases be a direct multiple of any particular quarter or combination of quarters.

THE LOSS OF A SIGNIFICANT CUSTOMER COULD RESULT IN A SUBSTANTIAL LOSS OF
REVENUE.

    A few customers have historically generated a large portion of our revenue, although not necessarily the same customers from year to year. For example, customers individually accounting for more than 10% of our annual revenue accounted as a group for 50% (three customers), 17% (one customer), and 19% (one customer), of revenue for the years ended December 31, 2003, 2002 and 2001.

    Although our direct customers on many projects are installation contractors, an oil and gas company ultimately fabricates each project for use. Thus, concentration among our customers may be greater when the customer is viewed as the oil and gas company rather than the installation contractor. We contract from time to time with multiple installation contractors who may be supplying structures to the same oil and gas company and in some instances contract directly with the oil and gas company.

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

    Because we depend on the demand for our services from the oil and gas industry, the adoption of laws and regulations curtailing exploration and developmental drilling for oil and gas for economic, environmental and other policy reasons could reduce the demand for our services and, ultimately, our revenue. For example, if oil and gas drilling is restricted or forbidden in additional areas in the waters offshore the U. S. Gulf of Mexico or elsewhere, the activities of our customers in those areas would be reduced and our revenues would likely decline.

WE ARE DEPENDENT ON KEY PERSONNEL; THE LOSS OF THEIR SERVICES COULD RESULT IN INEFFICIENCIES IN OUR OPERATIONS, LOST BUSINESS OPPORTUNITIES, OR THE LOSS OF ONE OR MORE OF OUR CUSTOMERS.

    Our success depends on, among other things, the continued active participation of our officers and key operating personnel. We currently have no employment contracts with our key employees. The loss of the services of any of our key employees could result in inefficiencies in our operations, lost business opportunities, or the loss of one or more of our customers.

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

ITEM 3. LEGAL PROCEEDINGS.

    In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings is not likely to have a material adverse effect on the Company's consolidated financial statements.

    In a lawsuit filed against the Company on September 29, 1998, in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano alleged multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The Company filed a counterclaim for recovery of certain amounts paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. In January, 2004 the parties agreed to settle the disputes subject of the lawsuit with full and final releases for all claims in exchange for a cash payment to the plaintiffs in the amount of $300,000; however, as of the filing of this report, the details of the settlement agreement and release have not been finalized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    All executive officers serve the Company at the discretion of the Board of Directors. Listed below are the names, ages and offices of each of the executive officers of the Company as of December 31, 2003:

          NAME              AGE                  POSITION
-------------------------  -----  ---------------------------------------
William A. Hines.........   67    Principal Executive Officer
Larry J. Verzwyvelt......   56    President, Universal Fabricators, LLC and Allen
                                  Process Systems, LLC
Martin K. Bech...........   35    Vice President, Secretary and General Counsel
Peter J. Roman...........   53    Vice President and Chief Financial Officer
Allen C. Porter..........   71    President and Chief Executive Officer *
William A. Downey........   57    Executive Vice President and Chief
                                  Operating Officer **

    William A. Hines became the Principal Executive Officer of the Company in March 2003. Mr. Hines also serves as our Chairman of the Board. Mr. Hines is also the Chairman of the Board and President of Nassau Holding Corporation, the parent company of several oilfield-related companies, including Midland, and a director of Whitney Holding Corporation, a publicly traded regional bank holding company. Mr. Hines previously served as a director of our company from July 1998 through March 2001.

    Larry J. Verzwyvelt was named President of Universal Fabricators, LLC, a wholly-owned subsidiary of the Company in September 2003 and was named President of Allen Process Systems, LLC, a wholly-owned subsidiary of the Company in October 2003. Prior to joining Universal Fabricators, Mr. Verzwyvelt was the Operations Manager, Fabrication - North America, for J. Ray McDermott, Inc., a position he held since 1999. Before joining J. Ray McDermott in 1995, Mr. Verzwyvelt was the Fabrication Division Manager for OPI International, Inc., where he was responsible for all domestic and international fabrication operations. He also held various operational and project management positions with OPI, Gulf Marine Fabricators, Inc. and Service Marine Group, Inc.

    Martin K. Bech was hired as General Counsel of the Company on April 16, 2001 and was appointed Secretary of the Company on June 1, 2001 and Vice President of the Company on August 2, 2001. Mr. Bech earned two bachelor's degrees from Louisiana State University in 1990 and his Juris Doctorate from Loyola University School of Law in New Orleans in 1996. Prior to joining the Company, Mr. Bech was an associate in the New Orleans office of the regional law firm of Phelps Dunbar LLP from March 1997 until March 2001.

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

    * Allen C. Porter, Jr. served as President and Chief Executive Officer from August 13, 2002 through October 2003. Mr. Porter also served for the same period as the President of Allen Process Systems, LLC, a wholly owned subsidiary of our Company, and was the founder and President of Allen Tank, Inc., the predecessor of Allen Process Systems, LLC. From 1998 to 2000, Mr. Porter was a construction manager for Versatruss Americas LLC, a designer and manufacturer of offshore heavy lift systems. From 2000 through his joining our company in August 2002, Mr. Porter was the Executive Vice President of Yarbrough Cable Co., a Versabar company.

    ** William A. Downey served as Executive Vice President and Chief Operating Officer from August 13, 2002 through August 2003. Mr. Downey also served for the same period as the President of Universal Fabricators, LLC, a wholly owned subsidiary of our company. From May 1985 through January 2000, Mr. Downey served as Vice President of Operations for Gulf Island Fabrication, Inc., a publicly traded company engaged in the fabrication of platforms and structures used in the development and production of oil and gas. Mr. Downey was also the President of Gulf Island, LLC, a subsidiary of Gulf Island Fabrication, Inc., from January 2000 through June 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq SmallCap Market under the symbol "UFAB." At March 15, 2004, the Company had approximately 1,121 holders of record of its Common Stock. Effective June 12, 2002, the Company transferred its common stock listing to the Nasdaq SmallCap Market. The transfer to the Nasdaq SmallCap Market resulted in a more favorable cost structure and less stringent listing requirements than that of the Nasdaq National Market.

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

The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq SmallCap and National Markets, for each fiscal quarter in the years ended December 31, 2003 and 2002, giving effect to the one-for-ten reverse stock split:

                                     HIGH       LOW
                                    ------     ------
December 31, 2003
   First Quarter                    $ 3.80     $ 0.05
   Second Quarter                     3.90       2.20
   Third Quarter                      3.60       1.10
   Fourth Quarter                     2.10       0.90

December 31, 2002
   First Quarter                    $ 8.40     $ 1.60
   Second Quarter                    13.00       2.00
   Third Quarter                      9.40       2.00
   Fourth Quarter                     3.90       1.60

    The Company has not paid cash dividends in the two most recent fiscal years. The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operations and growth of its business and, therefore, does not plan to pay any cash dividends to holders of its Common Stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                          Number of securities                             Number of securities
                           to be issued upon                              remaining available for
                              exercise of          Weighted-average     future issuance under equity
                          outstanding options,    exercise price of         compensation plans
                             warrants and        outstanding options,      (excluding securities
                                rights           warrants and rights      reflected in column (a))
    Plan Category                (a)                     (b)                        (c)
-----------------------   --------------------   --------------------   ----------------------------
Equity compensation
 plans approved by
 security holders(1)                    43,233   $              34.24                      2,456,767(3)

Equity compensation
 plans not approved
 by security holders(2)                  6,740   $              71.20                        558,260(3)
-----------------------   --------------------   --------------------   ----------------------------

Total                                   49,973   $              34.24                      3,015,027
                          ====================   ====================   ============================

--------------
(1)      Reflects options granted under our company's long-term incentive plan.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Effective December 31, 2000, the Company changed its fiscal accounting year end to December 31, each year. The table below also presents comparative information for the twelve months ended December 31, 2000.

                                                                                                 Nine Months
                                                          Year ended December 31,                   ended       Year ended
                                               -----------------------------------------------   December 31,   March 31,
                                                  2003       2002         2001        2000(2)        2000          2000
                                               ---------   ---------   ----------   ----------   ------------   ----------
                                                              (Dollars in thousands, except per share data)
Statement of Operations Data:
  Revenue                                      $  55,774   $  33,286   $   81,733   $   77,692   $     60,385   $   73,124
  Cost of revenue                                 60,618      39,260       79,244       80,876         63,387       66,431
                                               ---------   ---------   ----------   ----------   ------------   ----------
   Gross profit (loss)                            (4,844)     (5,974)       2,489       (3,184)        (3,002)       6,693
  Other operating expenses(3)                         --          --        5,425       20,276             --          --
  General and administrative expense               5,051       7,242        7,417        8,704          6,685        8,160
                                               ---------   ---------   ----------   ----------   ------------   ----------
  Operating income (loss)                         (9,985)    (18,641)     (25,204)     (11,888)        (9,687)      (1,467)
  Other income (expense), net                     (1,940)     (1,876)      (2,761)      (2,070)        (1,627)      (1,289)
                                               ---------   ---------   ----------   ----------   ------------   ----------
  Income (loss) before income taxes              (11,835)    (20,517)     (27,965)     (13,958)       (11,314)      (2,756)
  Income tax expense (benefit)                        --          --        1,316       (4,832)        (4,048)        (685)
                                               ---------   ---------   ----------   ----------   ------------   ----------
  Net income (loss)                            $ (11,835)  $ (20,517)  $  (29,281)  $   (9,126)  $     (7,266)  $   (2,071)
                                               =========   =========   ==========   ==========   ============   ==========
  Earnings (loss) per share(4)
   Basic                                       $   (1.44)  $   (5.59)  $   (36.02)  $   (12.76)  $      (9.99)  $    (3.08)
                                               =========   =========   ==========   ==========   ============   ==========
   Diluted                                     $   (1.44)  $   (5.59)  $   (36.02)  $   (12.76)  $      (9.99)  $    (3.08)
                                               =========   =========   ==========   ==========   ============   ==========
  Weighted average shares outstanding(4) ,(5)
   Basic                                           8,200       3,670          814          715            727          672
   Diluted                                         8,200       3,670          814          715            727          672
  Cash dividends declared per common shares(1) $      --   $      --   $       --   $       --   $         --   $       --
Other financial data:
  Depreciation and amortization                $   2,214   $   2,700   $    3,054   $    2,965   $      2,358   $    2,757
  Capital expenditures                             1,306       1,194        2,293        7,308          4,688        7,557
  Net cash (used in) operating activities        (10,625)     (2,676)         (94)      (4,089)        (1,943)        (678)
  Net cash (used in) investing activities         (1,236)     (1,037)      (2,203)      (7,130)        (4,510)      (7,358)
  Net cash provided by financing activities       11,791       3,039        2,047       10,492          7,268        7,100
Other operating data:
  Direct labor hours worked                      839,000     479,000    1,176,000    1,166,000        934,000    1,040,000
  Number of employees (at end of period)             425         317          450          674            674          600
  Backlog (at end of period)                   $   7,617   $  22,487   $    8,333   $   27,000   $     27,000   $   19,231

                                                                                            AS OF
                                                       AS OF DECEMBER 31,                  MARCH 31,
                                          ---------------------------------------------    ---------
                                            2003        2002         2001        2000        2000
                                          --------    --------    ---------    --------    ---------
Balance Sheet Data:
  Working capital (deficit)               $ (1,341)   $  2,841    $ (15,513)   $ 11,813    $  (3,789)
  Property,  plant and  equipment, net      25,223      26,221       34,125      34,549       31,708
  Total assets                              40,219      39,279       63,207      82,654       84,651
  Debt                                      29,300      16,988       23,368      20,303       24,720
  Shareholders' equity                       2,111      13,910       19,133      47,990       44,268

(1) The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business, and therefore, does not plan to pay cash dividends to holders of its common stock in the foreseeable future.

(2) Information for the year ended December 31, 2000 is derived from unaudited financial information and presented for comparison purposes only.

(3) Includes primarily asset impairments. See Note 1 to the Consolidated Financial Statements.

(4) Earnings (loss) per share and weighted average share amounts have been restated to give effect to the one-for-ten reverse stock split on August 3, 2003.

(5) For the year ended December 31, 2002, basic and diluted weighted average shares include the effect of the conversion of the preferred stock issued on August 13, 2002 in connection with the Midland Recapitalization and Investment Transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements.

SUMMARY

    During the year ended December 31, 2003:

        - Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. During 2003, the Company funded operations and capital expenditures through advances from Midland and draws against its line of credit. At December 31, 2003, the Company had $5.9 million in advances from Midland and $7.9 million outstanding under its line of credit, which is guaranteed by Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company could be unable to meet its obligations, including obligations under its line of credit, in the ordinary course of business.

        - Revenue increased over last year by 68% to $55.8 million. This was largely due to the stability afforded the Company by the Midland Investment and Recapitalization transaction, which was completed on August 13, 2002;

        - Cost of sales exceeded revenue by $4.8 million for the year ended December 31, 2003 caused primarily by two loss contracts and costs of reopening the Lake Charles facility, which had been closed since 2001. The loss contracts are expected to be complete in the first quarter of 2004.

        - Selling, general and administrative expenses were reduced by approximately 30% in 2003. This was achieved mainly by reducing administrative costs in 2003 and resulted from the Company closing several facilities in 2002, which were considered excess.

        - On August 1, 2003 the shareholders of the Company approved the increase in the number of shares of authorized common stock to 150,000,000 shares. This increase allowed Midland to convert the 738 shares of preferred stock issued in relation to the Midland Investment and Recapitalization transaction into 73,800,000 shares of common stock. The shareholders also approved a one-for-ten reverse stock split, which was effected on August 3, 2003. After giving effect to the one-for-ten reverse stock split, the number of shares of common stock held by Midland was 7,380,000.

MIDLAND SUPPORT

    Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. Nassau Holding Company (an affiliate of Midland) has guaranteed the Company's Senior Secured Credit Agreement with the Whitney National Bank. Midland has provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at December 31, 2003. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the year ended December 31, 2003, Midland advanced $5,900,000 to the Company for working capital, all of which was outstanding at December 31, 2003. Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the year ended December 31, 2003 is $180,000 related to these services. This support was necessary to stabilize the financial position and operations of the Company. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

IDENTIFICATION OF OPERATING SEGMENTS

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

THE MIDLAND TRANSACTION

    On August 13, 2002, the Company and Midland Fabricators and Process Systems, LLC closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in claims of unsecured creditors for 738 shares of preferred stock, a secured subordinated debenture and two secured subordinated notes in the aggregate amount of $17.5 million. The debenture, valued at $10.7 million, is convertible into the Company's common stock at a price of $3.50 per share on a post-reverse split basis. Midland's preferred stock was converted into a total of 7,380,000 shares of the Company's common stock on August 1, 2003. The Company also recorded additional capital contributions on the transaction of $3.7 million resulting from the discount recorded on the convertible debenture, $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement, and $914,000 resulting from partial forgiveness of unsecured creditor claims acquired by Midland. On November 18, 2002, the Company entered into a Senior Secured Credit'

Agreement with the Whitney National Bank, which is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.

RESULTS OF OPERATIONS

Overview

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

During the years ended December 31, 2003, 2002 and 2001, 2%, 24%, and 21%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the Gulf of Mexico.

Comparison of the Year Ended December 31, 2003 and Year Ended December 31, 2002

    Revenue for the year ended December 31, 2003 increased 68% to $55.8 million from $33.3 million for the year ended December 31 2002. Revenue increased for the Company's platform fabrication segment and drilling rig fabrication segment in the current year, compared to last year. This overall increase was partially offset by decreased revenue in the process systems segment. Additionally, decreased revenues from plant maintenance and derrick fabrication services in the current year partially offset this increase; the Company no longer provides these services. Backlog was approximately $7.6 million and $22.5 million at December 31, 2003 and 2002, respectively. Throughout 2003, the level of bidding activity was approximately 60% of the level experienced at the end of 2002. Additionally, because of the financial difficulties experienced by the Company prior to the Midland investment and recapitalization transaction, the Company was not being allowed to bid on all projects. This lower level of bidding activity increases competition for the projects being bid, which results in lower profit expectations for those projects when they are awarded. Since the beginning of 2004, the level of bidding activity has increased, and the Company is again competing on bids for larger projects, which generally have fewer qualifying bidders and offer greater opportunities for the Company to generate profitable operating results.

    Total direct labor hours worked through December 31, 2003 increased 75% overall from the levels experienced last year. Nearly 40% of this overall increase was attributable to the drilling rig fabrication segment, which resulted from the reopening of the Company's facility in Lake Charles, Louisiana in June 2003. Furthermore, direct labor hours worked at the Company's platform fabrication and process system facilities increased by nearly 74% from the same period last year. This increase was offset by a reduction of approximately 84,000 direct labor hours incurred in the year ended December 31, 2002 on plant maintenance, derrick fabrication and drilling rig repair. No labor hours were incurred associated with these types of projects in the year ended December 31, 2003.

    Cost of revenue was $60.6 million and exceeded revenue by $4.8 million for the year ended December 31, 2003. Cost of revenue was $39.3 million and exceeded revenue by $6.0 million for the year ended December 31, 2002. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). This increase in costs of revenue relative to revenue includes $2.2 million cost in excess of revenue on a contract to fabricate buoyancy cans and $1.4 million related to a contract to fabricate drilling rig components. Additionally, underutilization at the Company's process systems manufacturing facility and costs related to start up operations at the Company's drilling rig fabrication facility increased costs per manhour, which could not be recovered at the current pricing levels.

    Gross profit (loss) for the year ended December 31, 2003 decreased to a loss of $4.8 million from a loss of $6.0 million last year.

    Selling, general and administrative expense decreased to $5.1 million in the year ended December 31, 2003 compared to $7.2 million in the year ended December 31, 2002. This decrease is mainly due to reduced general and administrative expenses associated with overall reductions in administrative overhead and number of employees. Included in selling, general and administrative expense in the year ended December 31, 2003 is $284,000 related to operations that were shut down in 2003 and $300,000 related to the settlement of a lawsuit against the Company. The Company's selling, general and administrative expense as a percentage of revenue decreased to 9% in the year ended December 31, 2003 from 22% in last year.

    Interest expense for the year ended December 31, 2003 was approximately the same as last year. Lower effective interest rates in 2003 compared to 2002 reduced interest expense. This reduction was offset due to the Company increasing outstanding debt during the year. Additionally, interest expense includes amortization of the discount on the secured, subordinated debenture issued to Midland of $522,000 and $200,000 in the years ended December 31, 2003 and 2002, respectively, which is being recorded as interest expense.

    No net income tax benefit was recognized on the net loss recorded in the years ended December 31, 2003 and 2002. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. At December 31, 2003, the Company has deferred tax assets of $19.6 million, including $19.0 million related to net operating loss carryforwards, which, if not used expire in years 2020 through 2024. The Company has recorded a valuation allowance of $16.3 million to offset the deferred tax asset related to the net operating loss carryforwards and other deferred tax assets that exceed net deferred tax liabilities of the Company at December 31, 2003. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

SEGMENT INFORMATION

    The Company has identified three reportable segments as required by SFAS No.
131. The following discusses the results of operations for each of those reportable segments.

    PLATFORM FABRICATION SEGMENT

    Revenue for the platform fabrication segment increased $17.4 million to $34.8 million for the year ended December 31, 2003 from $17.4 million for the year ended December 31, 2002. Fabrication activity has increased over last year, although bidding for projects in this segment has remained competitive, causing lower profit margins. Direct manhours in the year ended December 31, 2003 increased 92% over last year. Segment loss was $2.9 million in the year ended December 31, 2003 compared to a loss of $1.9 million in the year ended December 31, 2002. In the year ended December 31, 2003 a loss of $2.2 million was recorded on a contract to fabricate buoyancy cans, which is expected to be complete in the first quarter of 2004. Segment loss for the year ended December 31, 2003 includes $489,000 related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the consolidation of general and administrative functions reduced segment loss in the year ended December 31, 2003.

    PROCESS SYSTEMS SEGMENT

    Revenue for the process systems segment decreased to $11.8 million in the year ended December 31, 2003 from $12.1 million last year. The primary cause of the decrease was the shut down of the Company's foreign subsidiary in London, England. Revenue from this subsidiary decreased $3.6 million in the year ended December 31, 2003 from $4.0 million in the year ended December 31, 2002. In the year ended December 31, 2003, direct manhours at the Company's facility in New Iberia, Louisiana increased 19% over 2002. However, revenue remained approximately the same in both years. Segment loss decreased to $889,000 in the year ended December 31, 2003 from $4.2 million in 2002. The reduction in segment loss relates to the shut down of the Company's foreign subsidiary, the higher manhour levels at the Company's facility in New Iberia in 2003, and the higher profitability in the Company's process system contracts in 2003. Savings from the reduction of administrative staff and the consolidation of general and administrative functions reduced segment loss in the year ended December 31, 2003.

    DRILLING RIG FABRICATION SEGMENT

    Revenue for the drilling rig fabrication segment was $9.2 million in the year ended December 31, 2003 and was $498,000 in last year. Segment loss was $3.0 million in the year ended December 31, 2003 and $7.4 million in the year ended December 31, 2002. The Company suspended operations in this segment prior to the Midland investment and recapitalization transaction. In June 2003, the Company was awarded a fixed price contract to fabricate drilling rig components, which required the capabilities of its Lake Charles site and reopened the facility. The Company recorded a $1.4 million loss on the contract to recognize estimated cost overruns related primarily to inefficiencies caused by starting up the facility and low productivity at the facility during the construction of this initial project. At this time, the Company does not have a project to place at the facility when the drilling rig components have been completed, and expects to close the facility upon completion of the project.

Comparison of the Year Ended December 31, 2002 and Year Ended December 31, 2001

    Revenue for the year ended December 31, 2002 decreased 59% to $33.3 million from $81.7 million for the year ended December 31, 2001. This decrease is primarily due to reduced barge and jack up rig repair operations and reduced newbuild liftboat activities resulting from the closure of the Company's OBI facilities at the Port of Iberia and the suspension of operations at its deepwater facility in Lake Charles. Revenue levels for the Company's platform fabrication and process system segments for the year ended December 31, 2002 are approximately one third of revenue in those segments in the year ended December 31, 2001. Throughout the year ended December 31, 2002, the Company has experienced reduced opportunities to bid on projects and was eliminated from bidding on various projects as a result of the substantial deterioration of the Company's financial condition and results of operations experienced during the 2001 fiscal year. Further, the Company was unable to post sufficient collateral to secure performance bonds and as a result was unable to qualify to bid on various contracts. At September 30, 2002, backlog was approximately $4.2 million. On August 13, 2002 the Company completed a debt restructuring and recapitalization transaction with Midland significantly improving the financial position, working capital and liquidity of the Company. Additionally, Midland added key management personnel, who are well known and respected throughout our industry. Since August 13, 2002, there has been a substantial increase in bidding activity in the Company's main fabrication and process equipment markets. In addition, the Company's capacity to provide performance bonds on projects has improved significantly. As a result, backlog at December 31, 2002 increased to approximately $22.4 million.

    Total direct labor hours worked decreased 60% overall during 2002 from the levels experienced in 2001. Direct labor hours worked at the Company's platform fabrication and process system fabrication facilities during 2002 decreased by nearly 50% from 2001. Direct labor hours at the Company's drilling rig fabrication facilities were eliminated with the suspension of operations at the Lake Charles facility.

    Cost of revenue was $39.3 million for the year ended December 31, 2002 compared to $79.2 million for the year ended December 31, 2001. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). This increase in costs as a percentage of revenue in 2002 includes a $778,000 adjustment to workers comp insurance expense related to increased costs of claims incurred, $603,000 depreciation of facilities and equipment at the Lake Charles facility at which operations have been suspended and the very low level of activity at the Company's process equipment facility which did not generate sufficient profit margin to recover fixed operating costs. In December 2002 the Company executed contracts to fabricate two offshore platforms and recorded estimated loss reserves on those contracts of $441,000. These contracts were negotiated and executed during the time when the Company's backlog was critically low. Management determined that the severely low level of fabrication work in backlog without these contracts would not support maintaining the skilled labor force in place, and losing that labor force would further delay any recovery for the Company. These contracts were completed in 2003 and are being stored at the Company's fabrication facility. Cost of revenue for the year ended December 31, 2002 also includes a loss provision of $194,000 recorded on a fixed price contract to fabricate power plant components. The contract for power plant components was completed and delivered in December 2002. Cost of revenue for the year ended December 31, 2002 also includes losses of $772,000 on contracts to provide process equipment overseas. The contracts are expected to be completed in the second quarter of 2003. Included in cost of revenue for the year ended December 31, 2002 is an adjustment of $550,000 related to disputed billings on two contracts to manufacture derricks. The Company also recorded in cost of revenue a charge of $510,000 to write off uncompleted waste water tanks.

    Gross profit (loss) for the year ended December 31, 2002 decreased to a loss of $6.0 million from a profit of $2.5 million for the year ended December 31, 2001. In addition to the adjustments to increase cost of revenue described above, the decrease in gross profit is also due to costs in excess of revenue for the Company's process system fabrication facility and at the Company's deep water facility in Lake Charles. Additionally, decreased man hour levels in 2002 at the Company's facilities compared to 2001 caused hourly fixed overhead rates to increase and resulted in increased costs relative to revenue. The effect of these factors reducing gross profit in the year ended December 31, 2002 compared to 2001 was offset in part by a $1.1 million contract loss reserve recorded in 2001.

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

    Selling, general and administrative expense decreased to $7.2 million in the year ended December 31, 2002 compared to $7.4 million in the year ended December 31, 2001. This decrease is mainly due to reduced general and administrative expenses associated with closing the barge repair facilities in New Iberia and the suspension of operations at the Lake Charles facility. These cost reductions are offset in part with increased legal and other professional services due to the negotiations and documentation of the Midland transaction and related regulatory issues. In addition, the Company has had to defend several lawsuits brought by unsecured creditors for amounts past due. Included in selling, general and administrative expenses for the year ended December 31, 2002 is $150,000 related to the termination and settlement of the employment contracts of two former executive officers of the Company. The Company's selling, general and administrative expense as a percentage of revenue increased to 21.8% in the year ended December 31, 2002 from 9.1% in 2001, due mainly to the significant decrease in revenue levels relative to those periods.

    Interest expense for the year ended December 31, 2002 was lower than in 2001 due to reduced effective interest rates. Additionally, $10.0 million outstanding under the Company's previous senior secured credit agreement was exchanged for preferred stock under the terms of the Midland agreement, reducing the principal bearing interest. This was offset in part by amortizing the discount recorded on the secured, subordinated debenture recorded on the Midland transaction. The Company has recorded a $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $0.35, the conversion price per share, and $0.47, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture. This discount is being amortized as interest expense from August 13, 2002 to August 13, 2010, the maturity date of the debenture. In the year ended December 31, 2002, the Company recorded $200,000 interest expense related to amortization of this discount.

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

SEGMENT INFORMATION

    The following discusses the results of operations for the Company's reportable segments.

    PLATFORM FABRICATION SEGMENT

    Revenue for the platform fabrication segment decreased 53%, or $19.3 million, to $17.4 million in the year ended December 31, 2002 from $36.7 million in the year ended December 31, 2001. Segment income decreased to a loss of $1.9 million for the year ended December 31, 2002 from segment income of $1.9 million in 2001. Segment income was reduced by $441,000 in 2002 due to loss reserves on two structural fabrication contracts signed in December 2002, and $194,000 on a fixed price contract to fabricate components for a power plant, described above. Direct manhours in the year ended December 31, 2002 decreased to 50% of the direct manhours in 2001. This decrease in manhours and the low profitability in the Company's platform fabrication contracts resulted in the Company being unable to cover fixed costs at the fabrication facility in the 2002 period, which increased the segment loss.

    PROCESS SYSTEMS SEGMENT

    Revenue for the process systems segment was $12.1 million for the year ended December 31, 2002, a decrease of $14.2 million or 54% from the year ended December 31, 2001. Segment loss increased from

$4.1 million in the year ended December 31, 2001 to $4.2 million in the year ended December 31, 2002. Segment loss increased in the year ended December 31, 2002 from contract losses of $772,000 on contracts to provide process equipment overseas. Direct manhours decreased in the year ended December 31, 2002 to 51% of the direct manhours in 2001. This decrease in manhours and the low profitability in the Company's process systems contracts resulted in the Company being unable to cover fixed costs at the fabrication facility in the 2002 period, which increased the segment loss. In the year ended December 31, 2001, the process system segment loss increased due to an impairment charge on goodwill of $3.1 million.

    DRILLING RIG FABRICATION SEGMENT

    Revenue for the drilling rig fabrication segment decreased to $498,000 in the year ended December 31, 2002 from $5.3 million in 2001. The decrease in segment revenue was due to the Company suspending operations in this segment prior to the Midland investment and recapitalization transaction. Segment loss increased to a loss of $7.4 million for the year ended December 31, 2002 from a loss of $5.1 million in 2001. Segment loss in the year ended December 31, 2002 increased from an impairment loss of $5.1 million on the Lake Charles facility, described above, and from $578,000 depreciation expense related to the closed facility in Lake Charles. In the year ended December 31, 2001, the drilling rig fabrication segment loss increased due to an impairment charge on goodwill of $5.6 million. The Company is currently developing plans to reenter this market.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has funded its business activities through funds generated from operations, short-term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the year ended December 31, 2003, the Company's available funds and $11.8 million generated from financing activities together funded cash used in operations of $10.6 million and investing activities of $1.2 million, primarily capital expenditures.

    Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the year ended December 31, 2003, Midland advanced $5.9 million, which the Company used for working capital during the period. At December 31, 2003 these advances were outstanding. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support

    On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. At December 31, 2003, the Company had $7.9 million in borrowings and $3,000 letters of credit outstanding under the revolving credit facility. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (2.9% at December 31, 2003), at the Company's discretion. The Credit Agreement matures January 31, 2005. At December 31, 2003, the Company had other letters of credit outstanding totaling $110,000, which were secured by cash deposits totaling $115,000.

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

                                                           Payment due by year
                                        ---------------------------------------------------------------
                                                                                                Beyond
                              Total       2004       2005       2006       2007       2008       2008
                            ---------   --------   --------   --------   --------   --------   --------
                                                            (In thousands)
Operating lease
 obligations                $   9,981   $    692   $    692   $    692   $    692   $    692   $  6,521
Long-term debt                 14,731      6,829      7,902         --         --         --         --
Secured, subordinated
 notes payable                  6,848         --      2,139      4,709         --         --         --
Secured, subordinated,
 convertible debenture         10,652         --         --         --      2,130      2,130      6,392
                            ---------   --------   --------   --------   --------   --------   --------
                            $  42,212   $  7,521   $ 10,733   $  5,401   $  2,822   $  2,822   $ 12,913
                            =========   ========   ========   ========   ========   ========   ========

    Capital expenditures for the year ended December 31, 2003 included $677,000 related to machinery, equipment and other assets used at the fabrication yard in Lake Charles, which was reopened in June 2003, $297,000 related to compressors being fabricated by the Company, which will be leased upon completion. The remaining capital expenditures related to facility improvements, yard equipment and computer equipment.

    In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At December 31, 2003, cash deposits totaling $115,000 secured outstanding letters of credit totaling $110,000. In addition, at December 31, 2003 the Company had letters of credit totaling $3,000 outstanding, which were issued under its Credit Agreement.

    Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months. However, Management has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The implementation of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date a plan is committed to. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS No. 149 did not have a significant effect on the Company's consolidated financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS No. 150 did not have a significant effect on the Company's consolidated financial position or results of operations.

    In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures About Pension and Other Postretirement Benefits." SFAS No. 132 replaces the original SFAS No. 132 and revises employers' disclosure about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. SFAS No. 132 (Revised 2003) is effective for financial statements of public companies for fiscal years ending after December 15, 2003. The Company does not expect the adoption of SFAS No. 132 (Revised 2003) will have a material impact on its consolidated financial position or results of operations.

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

    Revenue from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating actual labor hours for work performed to date to the estimated total labor hours of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $29.3 million, substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $293,000 per year if the Company were to maintain the same debt level and structure.

    The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The subsidiary is being liquidated, and therefore there are no operations at December 31, 2003. However, the liquidation proceeds are held in British Pounds pending the resolution of the liquidation and final distribution of the proceeds, if any. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact the final amount distributed; however, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2003.

    While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    In this report, the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-28 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and implementation of its disclosure controls and procedures. Based on and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Act of 1934.

    There have been no significant changes in the Company's internal control over financial reporting or in other factors during the fourth quarter of fiscal year 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information concerning the Company's directors and executive officers in response to Item 10 will be included in the Company's definitive Proxy Statement for its 2004 annual meeting of shareholders and is incorporated herein by reference. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information concerning executive compensation of the Company in response to
Item 11 will be included in the Company's definitive Proxy Statement for its 2004 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Information concerning security ownership of certain beneficial owners and management in response to Item 12 will be included in the Company's definitive Proxy Statement for its 2004 annual meeting of shareholders and is incorporated herein by reference. For equity compensation plan information, see Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning certain relationships and related transactions in response to Item 13 will be included in the Company's definitive Proxy Statement for its 2004 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    Information concerning principal accountant fees and services in response to
Item 14 will be included in the Company's definitive Proxy Statement for its 2004 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

             (i)                Financial Statements

                                                                                 PAGE
                                                                                ------
Reports of Independent Auditors                                                   F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002                      F-3
Consolidated Statements of Operations for the Years Ended December 31, 2003,
  2002 and 2001                                                                   F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December
  31, 2003, 2002 and 2001                                                         F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003,
  2002 and 2001                                                                   F-6
Notes to Consolidated Financial Statements                                        F-7

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

     (b)  Reports on Form 8-K.

         On March 4, 2004, we filed a current report on Form 8-K dated March 3, 2004. The report included Item 5 and was filed regarding the trading activity in the Company's common stock.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of UNIFAB International, Inc.
New Iberia, Louisiana

We have audited the accompanying consolidated balance sheets of UNIFAB International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UNIFAB International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Company's recurring losses from operations, negative working capital position, and difficulties in meeting its financial obligations and funding its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 29, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
UNIFAB International, Inc.

We have audited the consolidated statements of operations, shareholders' equity and cash flows of UNIFAB International, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming UNIFAB International, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

New Orleans, Louisiana

April 9, 2002, except for Note 16, as to which the date is July 3, 2003, and except for Note 7, as to which the date is August 3, 2003

                           UNIFAB INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                      2003          2002
                                                                                    --------      --------
                                                                                        (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                                          $     10      $     80
 Accounts receivable, net                                                             11,411         7,517
 Costs and estimated earnings in excess of billings on uncompleted contracts           1,287         2,297
 Income tax receivable                                                                   147           305
 Prepaid expenses and other assets                                                     1,441         1,873
                                                                                    --------      --------
Total current assets                                                                  14,296        12,072

Property, plant and equipment, net                                                    25,223        26,221
Other assets                                                                             700           986
                                                                                    --------      --------
Total assets                                                                        $ 40,219      $ 39,279
                                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                   $  4,782      $  5,056
 Billings in excess of costs and estimated earnings on uncompleted contracts             875            14
 Accrued liabilities                                                                   2,454         2,163
 Contract loss reserves                                                                  697         1,148
 Notes payable to Midland                                                              5,900            --
 Current maturities of long-term debt                                                    929           850
                                                                                    --------      --------
Total current liabilities                                                             15,637         9,231

 Long-term debt, less current maturities                                               7,902         2,090
 Secured, subordinated notes payable                                                   6,848         6,848
 Secured, subordinated convertible debenture, net of unamortized discount of
   $2,931 and $3,452 in 2003 and 2002, respectively                                    7,721         7,200
                                                                                    --------      --------
Total liabilities                                                                     38,108        25,369

Commitments and contingencies (Note 13)

Shareholders' equity:
 Preferred stock, no par value, 5,000 shares authorized, no shares outstanding in 2003, 738 shares outstanding in 2002, each share has voting rights
   equivalent to and is convertible into 100,000 shares of common stock                   --            --
 Common stock, $0.01 par value, 150,000,000 shares authorized, 8,201,899 shares
   outstanding at December 31, 2003 and 20,000,000 shares authorized and                  82            82
   8,189,972 shares outstanding at December 31, 2002
 Additional paid-in capital                                                           62,076        62,076
 Accumulated deficit                                                                 (60,047)      (48,212)
 Accumulated other comprehensive loss                                                     --           (36)
                                                                                    --------      --------
Total shareholders' equity                                                             2,111        13,910
                                                                                    --------      --------
Total liabilities and shareholders' equity                                          $ 40,219      $ 39,279
                                                                                    ========      ========

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                   2003        2002        2001
                                                                 --------    --------    --------
Revenue                                                          $ 55,774    $ 33,286    $ 81,733
Cost of revenue                                                    60,618      39,260      79,244
                                                                 --------    --------    --------
Gross profit (loss)                                                (4,844)     (5,974)      2,489
Impairment of Lake Charles facility                                     -       5,074           -
Impairment of goodwill                                                  -           -      14,786
Loss on disposal of equipment and closure of facilities                 -         351       4,790
Commitment fees                                                         -           -         700
Selling, general and administrative expense                         5,051       7,242       7,417
                                                                 --------    --------    --------
Loss from operations                                               (9,985)    (18,641)    (25,204)
Other income (expense):
   Interest expense                                                (1,951)     (1,894)     (2,794)
   Interest income                                                     11          18          33
                                                                 --------    --------    --------
Loss before income taxes                                          (11,835)    (20,517)    (27,965)

Income tax provision                                                    -           -       1,316
                                                                 --------    --------    --------
Net loss                                                         $(11,835)   $(20,517)   $(29,281)
                                                                 ========    ========    ========

Basic and diluted loss per share (a)                             $  (1.44)   $  (5.59)   $ (36.02)
                                                                 ========    ========    ========
Basic and diluted weighted average shares outstanding (a)           8,200       3,670         814
                                                                 ========    ========    ========

(a) All earnings (loss) per share and weighted average number of shares outstanding have been restated to give effect to a one-for-ten reverse stock split on August 3, 2003.

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               ACCUMULATED
                              COMMON STOCK (a)      PREFERRED STOCK     ADDITIONAL                OTHER               COMPREHENSIVE
                             -------------------  --------------------    PAID-IN  ACCUMULATED COMPREHENSIVE              INCOME
                              SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL     DEFICIT  INCOME (LOSS)  TOTAL       (LOSS)
                             --------   --------  --------    --------   --------    --------    --------    --------    --------
                                                                         (In thousands)
Balance at December 31,
    2000                          814   $      8         -    $      -   $ 46,713    $  1,586    $   (390)   $ 47,990
Stock issued:
    Stock awards                    4          -         -           -         66           -           -          67
    Stock options exercised         1          -         -           -         51           -           -          51
Net loss                            -          -         -           -          -     (29,281)          -     (29,281)   $(29,281)
Currency translation
  adjustment                        -          -         -           -          -           -         306         306         306
                                                                                                                         --------
  Comprehensive loss                -          -         -           -          -           -           -           -    $(28,975)
                             --------   --------  --------    --------   --------    --------    --------    --------    --------
Balance at December 31,
    2001                          819          8         -           -     46,830     (27,695)        (84)     19,133
Midland investment
  transaction: (see Note 2)
Issuance of convertible,
  preferred stock                   -          -         1           -     10,000           -           -      10,000
Discount on secured,
  subordinated debenture
  for beneficial conversion
  feature                           -          -         -           -      3,652           -           -       3,652
Forgiveness of accrued
  penalties                         -          -         -           -        680           -           -         680
Forgiveness of unsecured
  creditor claims                   -          -         -           -        914           -           -         914
Net loss                            -          -         -           -          -     (20,517)          -     (20,517)   $(20,517)
Currency translation
  adjustment                        -          -         -           -          -           -          48          48          48
                                                                                                                         --------
  Comprehensive loss                -          -         -           -          -           -           -           -    $(20,469)
                             --------   --------  --------    --------   --------    --------    --------    --------    --------
Balance at December 31,
    2002                          819          8         1           -     62,076     (48,212)        (36)     13,910
Conversion of preferred
  stock                         7,380         74        (1)          -          -           -           -           -
One-for-ten reverse stock
  split                             1          -         -           -          -           -           -           -
Net loss                            -          -         -           -          -     (11,835)          -     (11,835)   $(11,835)
Currency translation
  adjustment                        -          -         -           -          -           -          36          36          36
                                                                                                                         --------
  Comprehensive loss                -          -         -           -          -           -           -           -    $(11,799)
                             --------   --------  --------    --------   --------    --------    --------    --------    --------
                                8,200   $     82         -    $      -   $ 62,076    $(60,047)   $      -    $ 2, 111
                             ========   ========  ========    ========   ========    ========    ========    ========

(a) All amounts related to common stock outstanding have been restated to give effect to a one-for-ten reverse stock split on August 3, 2003.

See accompanying notes.

                            UNIFAB INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                          2003        2002        2001
                                                                        --------    --------    --------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(11,835)   $(20,517)   $(29,281)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                          2,214       2,700       2,604
     Amortization of goodwill                                                  -           -         450
     Provision for doubtful accounts                                           -         913          33
     Amortization of discount on secured, subordinated convertible
       debenture                                                             521         200           -
     Impairment charge on Lake Charles facility                                -       5,074           -
     Impairment charge on goodwill                                             -           -      14,786
     Loss on disposal of equipment and closure of facilities                   -         351           -
     Deferred income taxes                                                     -           -       1,316
     Changes in operating assets and liabilities:
         Accounts receivable                                              (3,894)      6,169         169
         Net costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on
            uncompleted contracts                                          1,871       2,143      (4,086)
         Prepaid expenses and other assets                                   932       5,164       6,688
         Accounts payable and accrued liabilities                           (434)     (4,873)      7,227
                                                                        --------    --------    --------
Net cash used in operating activities                                    (10,625)     (2,676)        (94)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                                    (1,306)     (1,194)     (2,293)
Proceeds from sale of equipment                                                -         130          90
Collections on notes receivable                                               70          27           -
                                                                        --------    --------    --------
Net cash used in investing activities                                     (1,236)     (1,037)     (2,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to Midland                                    11,800       2,815           -
Payments of notes payable to Midland                                      (5,900)
Proceeds from advances on long-term debt                                  16,588
Payments of advances on long-term debt                                   (10,776)
Net change in other short-term borrowings                                     79         224       1,996
Exercise of stock options                                                      -           -          51
                                                                        --------    --------    --------
Net cash provided by financing activities                                 11,791       3,039       2,047
                                                                        --------    --------    --------
Net change in cash and cash equivalents                                      (70)       (674)       (250)
Cash and cash equivalents at beginning of year                                80         754       1,004
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $     10    $     80    $    754
                                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
   Income taxes                                                         $   (158)   $ (3,766)   $      -
                                                                        ========    ========    ========
   Interest                                                             $  1,110    $  1,668    $  1,944
                                                                        ========    ========    ========

Non cash activities:
  Midland Recapitalization and Investment Transaction (Note 2)

See accompanying notes.

                            UNIFAB INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

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

    The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept, whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At December 31, 2003 and 2002, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

THE MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

    As more fully described in Note 2, below, on August 13, 2002 the Company and Midland Fabricators and Process Systems, LLC ("Midland") closed a transaction under which Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of our preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $3.50 per share on a post reverse split basis. Midland's 738 shares of preferred stock was converted into a total of 7,380,000 shares of the Company's common stock on August 3, 2003. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts receivable. On November 18, 2002, the Company entered into a commercial business loan with the Whitney National Bank, as more fully described in Note 5 to the financial statements. This loan is guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland, in accordance with the terms of the Midland transaction.

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

The Company measures progress toward completion on fixed price contracts by comparing labor hours to date against total estimated labor hours. The Company believes this measure accurately reflects physical progress on contracts and is an appropriate, objective measure of progress on contracts.

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

                                              Year ended December 31,
                                            2003        2002        2001
                                          --------    --------    --------
Reported net loss                         $(11,835)   $(20,517)   $(29,281)
Add: Goodwill amortization, net of
  tax                                            -           -         437
                                          --------    --------    --------
Adjusted net loss                         $(11,835)   $(20,517)   $(28,844)
                                          ========    ========    ========

Reported net loss per share, basic
  and diluted                             $  (1.44)   $  (5.59)   $ (36.02)

Add Goodwill amortization net of tax,
  per basic and diluted share                    -           -        0.54
                                          --------    --------    --------
Adjusted loss per share, basic and
  diluted                                 $  (1.44)   $  (5.59)   $ (35.48)
                                          ========    ========    ========
Basic and diluted weighted average
  shares outstanding                         8,200       3,670         814
                                          ========    ========    ========

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

    The carrying amount of goodwill, which is entirely attributable to the Company's June 24, 1999 acquisition of Compression Engineering Services, Inc., is approximately $260,000 as of December 31, 2003 and 2002, and is included in Other Assets on the balance sheet.

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

    Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31
                                                       2003         2002          2001
                                                    ----------    ----------    ----------
Net loss, as reported                               $  (11,835)   $  (20,517)   $  (29,281)
Add: Total stock-based employee compensation
    expense included in reported net loss, net of
    related tax effects                                      -             -             -
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                                (22)         (302)         (586)
                                                    ----------    ----------    ----------
Pro forma net loss                                  $  (11,857)   $  (20,819)   $  (29,867)
                                                    ==========    ==========    ==========

Loss per share
    Basic and diluted, as reported                  $    (1.45)   $    (5.59)   $   (36.02)
                                                    ==========    ==========    ==========
    Basic and diluted, pro forma                    $    (1.45)   $    (5.67)   $   (36.74)
                                                    ==========    ==========    ==========

Weighted average fair value of grants               $     2.05    $     2.10    $     8.22
                                                    ==========    ==========    ==========

    Black-Scholes option pricing model assumptions:

                                                                 Year Ended December 31
                                                       2003                2002                2001
                                                  -------------          -------          --------------
Risk-free interest rate                           1.50% to 1.82%          2.22%           2.77% to 6.28%
Volatility factor of the expected market price
  of UNIFAB stock                                   1.042-1.747          1.042                .722-.907
Weighted average expected life of the
  option                                              2 years            2 years             2 years
Expected dividend yield                                       -              -                        -

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

    During 2002 the Company recorded an impairment loss of $5.1 million on the Lake Charles facility. Operating losses incurred at the facility and the outlook of that business resulted in the Company actively seeking alternative sources of capital to sustain development and operations at the facility. By closing the Midland transaction in August 2002, the Company was able to stabilize its overall financial condition and add experienced management to evaluate alternatives with respect to the Lake Charles facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company estimated net undiscounted cash flows under both operating alternatives and disposal scenarios, and concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and, based on this analysis, recorded an impairment loss of $5.1 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $5.4 million. During 2003 the facility was reopened and operated. Through December 31, 2003, operations at the facility had not generated a gross profit. Additionally, at December 31, 2003, the Company did not have a project to place at the facility when the current project has been completed, and expects to close the facility upon completion of the project. In the event the company is unable to operate the facility profitably, the Company may again close the facility, sell the facility, or seek a partner to operate the facility.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, including cash, receivables and payables approximate fair market value due to their short-term nature. The Company's long-term debt at December 31, 2003 and 2002 consists principally of a revolving credit agreement, secured subordinated notes payable, and a secured subordinated convertible debenture. The terms of each of these instruments were negotiated during the latter part of 2002 in arm's length transactions and provide for variable interest rates. In addition the Company's credit worthiness and common stock price have not changed significantly since the instruments were issued. Accordingly, the carrying value of the Company's long-term debt is considered to approximate fair value at December 31, 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The implementation of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date a plan is committed to. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS No. 149 did not have a significant effect on the Company's consolidated financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS No. 150 did not have a significant effect on the Company's consolidated financial position or results of operations.

    In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures About Pension and Other Postretirement Benefits." SFAS No. 132 replaces the original SFAS No. 132 and revises employers' disclosure about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. SFAS No. 132 (Revised 2003) is effective for financial statements of public companies for fiscal years ending after December 15, 2003. The Company does not expect the adoption of SFAS No. 132 (Revised 2003) will have a material impact on its consolidated financial position or results of operations.

RECLASSIFICATIONS

    Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 2003.

2. CURRENT MATTERS AND THE MIDLAND TRANSACTION

CURRENT MATTERS

    Prior to and since the initiation of the Midland Recapitalization and Investment Transaction in April 2002, described more fully below, the Company has been incurring losses from operations. In response to this situation, the Company has eliminated noncore businesses and excess facilities, reduced overhead and restructured its management team and operations in an effort to return to profitability. In the year ended December 31, 2003, the Company incurred a net loss of $11.8 million, including $2.2 million related to drilling rig fabrication start up operations in Lake Charles, $2.2 million related to a contract to fabricate buoyancy cans, $270,000 related to the winding down of non core operations, and $605,000 related to the Company's process systems fabrication facility which was underutilized. Also included in the net loss for the year ended December 31, 2003 are selling, general and administrative expenses of $5.1 million and interest expense of $2.0 million. Current pricing for the Company's services and the level of utilization of the Company's main fabrication facilities have not resulted in operating profits sufficient to cover these costs.

    The Company continues to bid and win contracts and invest capital in facilities and equipment. In June 2003 the Company added new management at its drilling rig fabrication facility. In October 2003, the Company changed management at its platform fabrication and process systems facilities, and organized them both under one president. These new managers are restructuring the project management processes and controls throughout the Company and are revising the responsibility and reporting channels. The Company continues to review operations, facilities, costs and business opportunities in an attempt to return to profitability.

    The Company has renewed the Credit Agreement, with Midland's continuing guarantee, and has extended the maturity to January 31, 2005. As a result, the liability has been classified as noncurrent at December 31, 2003. Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the year ended December 31, 2003, Midland advanced $5.9 million to the Company for working capital, which is classified as a current liability at December 31, 2003. As a result of classifying these advances from Midland as a current liability, the Company has a working capital deficit of $1,341,000 at December 31, 2003. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it.

If Midland does not make available such additional funding to the Company when needed in the future, the Company could be unable to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

    If the Company is unsuccessful in its efforts to return to profitability or obtain necessary capital from Midland as needed, it may not be able to meet its obligations in the ordinary course of business. The Company must experience a marked improvement in 2004 in order to remain a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

        Pursuant to the Midland agreement and prior to its consummation on August 13, 2002:

    - The Company consented to Midland's acquisition of the rights of the lenders under the Company's credit agreement dated November 30, 1999, as amended, with Bank One, Louisiana, N.A. and three other commercial banks. On May 1, 2002, Midland acquired the rights of those lenders under the credit agreement for $13.9 million in cash, the source of which was capital contributions from its members. On that date, the total amount of principal, accrued interest and penalties owing under the credit agreement was $21.3 million. Thereafter, and prior to the consummation of the Midland agreement, Midland advanced the Company $2.8 million for working capital needs and to establish a cash collateral account with Bank One to secure outstanding letters of credit.

    - Midland acquired unsecured creditor claims in the amount of $5.6 million. Midland's acquisition cost for these claims was an aggregate of $2.9 million, including payments made to the unsecured creditors, fees paid to a collection agent and attorneys' fees. Midland's source of these payments was capital contributions from its members.

    - Midland agreed to guarantee a line of credit. On November 18, 2002 the Company established an $8.0 million line of credit with a commercial bank. Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland guarantee the Company's obligations under it.

    - The Company entered into agreements, effective April 2002, terminating the employment agreement of Dailey J. Berard, who was then a director of the Company and was formerly chairman of the board, president and chief executive officer of the Company, and the consulting agreement of Jerome E.

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

    - Midland agreed to use its best efforts to continue the listing of the Company's common stock on the Nasdaq Stock Market for a period of at least two years following consummation of the Midland agreement.

    - Midland agreed to cause its designees to the board of directors to approve the calling of a meeting of shareholders for the purpose of voting on an increase in the authorized number of shares of the Company's common stock, and to approve a rights offering. Midland also agreed to vote its shares in favor of the proposed increase in the authorized number of the Company's shares.

            Upon consummation of the Midland agreement on August 13, 2002:

    - $10.0 million owed Midland under the credit agreement was cancelled in exchange for 738 shares of the Company's series A preferred stock. Each share of this preferred stock has voting rights equal to 100,000 shares of the Company's common stock, and will convert into 100,000 shares of the Company's common stock when the authorized number of the Company's unissued and unreserved common shares is at least 100 million, as will occur when approved by the Company's shareholders.

    - $12.8 million owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement: (i) a convertible debenture in the principal amount of $10.6 million payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points (6.5% at December 31, 2003) and convertible into shares of the Company's common stock at $3.50 per share, adjusted for the one-for-ten reverse stock split on August 3, 2003 (the closing price of the Company's common stock on the Nasdaq National Market on March 6, 2002, the date the negotiations on the expected terms of the convertible debenture and the rights were concluded); and (ii) a promissory note in the principal amount of $2.1 million (the amount of the advances made by Midland to the Company after entering into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.0% at December 31, 2003). The Company has recorded $3.7 million discount on the face value of the convertible debenture, which represents the intrinsic value of the beneficial conversion feature of the debenture and equals the difference between $3.50, the conversion price per share, and $4.70, the closing price per share of Unifab International, Inc. common stock on August 13, 2002, the date of issuance of the convertible debenture, adjusted for the one-for-ten reverse stock split on August 3, 2003. This discount is being amortized as interest expense from August 13, 2002 and August 13, 2010, the maturity date of the debenture. Included in interest expense for the years ended December 31, 2003 and 2002 is $521,000 and $200,000, respectively, related to amortization of this discount.

    - Midland transferred to the Company the claims it had acquired from the Company's unsecured creditors in the amount of $5.6 million. In exchange for these claims, the Company delivered to Midland a promissory note in the principal amount of $4.7 million, and recorded a contribution to additional paid in capital of $914,000, which represents claims of unsecured creditors acquired by Midland which were forgiven by Midland. The promissory note is payable August 13, 2006, and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points (7.0% at December 31, 2003). This promissory note also constitutes secured indebtedness under the Company's credit agreement with Midland.

    - $675,000 of the amount the Company owed Midland under the credit agreement was cancelled in exchange for the assignment to Midland of certain accounts receivable in the amount of $1,191,000 against which the Company had established reserves of approximately $516,000. The Company has recorded a $675,000 reduction in the indebtedness under the credit agreement.

    - $680,000 of the amount the Company owed Midland under the credit agreement (substantially all of which consisted of penalties accrued under the terms of the amended credit agreement) was forgiven by Midland, resulting in a contribution to additional paid in capital of $680,000. Midland waived all defaults under the credit agreement.

    - Charles E. Broussard resigned from the Company's board of directors, and the remaining directors, Perry Segura and George C. Yax, appointed Mr. Hines, Frank J. Cangelosi, Jr., William A. Downey, Daniel R. Gaubert, Donald L. Moore and Allen C. Porter, Jr., all designated by Midland, as members of the board.

3. CONTRACTS IN PROGRESS

    Information pertaining to contracts in progress at December 31, 2003 and 2002 consisted of the following:

                                                         DECEMBER 31
                                                      2003        2002
                                                    --------    --------
                                                       (In thousands)
Costs incurred on uncompleted contracts             $ 48,876    $ 10,919
Estimated earnings (losses), net                      (2,866)         50
                                                    --------    --------
                                                      46,010      10,969
Less billings to date                                (45,598)     (8,686)
                                                    --------    --------
                                                    $    412    $  2,283
                                                    ========    ========

Included in the accompanying balance sheets under
  the following captions:
     Costs and estimated earnings in excess of
       billings on uncompleted contracts            $  1,287    $  2,297
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                (875)        (14)
                                                    --------    --------
                                                    $    412    $  2,283
                                                    ========    ========

    Accounts receivable includes retainages and unbilled receivables, respectively, of $138,000 and $10,000 at December 31, 2003 and $775,000 and $36,000 at December 31, 2002. The unbilled receivables relate primarily to time and material contracts.

    The Company has contract loss reserves of $697,000 and $1,148,000 at December 31, 2003 and December 31, 2002, respectively. Included in contract loss reserves at December 31, 2003 is $688,000 related to three fixed price contracts for platform fabrication. These contract loss reserves were recorded to recognize increased estimated costs at completion on two fixed price platform fabrication contracts and to increase estimated costs on a contract to fabricate buoyancy cans based on the evaluation of productivity and progress to date. The contract loss reserve at December 31, 2002 related to the two fixed price platform fabrication contracts was $441,000. The platforms have been completed during 2003 and are being stored at the Company's fabrication facility. Substantially all of the reserve related to these two contracts has been realized at December 31, 2003.

    The contract to fabricate buoyancy cans was approximately eighty percent complete at December 31, 2003, and the Company expects to complete it in early 2004. The contract to fabricate buoyancy cans provides for liquidated damages of approximately $38,000 per day up to a maximum of $1.5 million compensating the customer for his cost of delay if the Company does not deliver the completed buoyancy cans by March 15, 2004. The contract loss reserve recorded on this contract does not include any liquidated damages because the Company has taken steps, including adding fabrication stations and personnel, making certain fabrication procedures more efficient and improving material handling procedures and coordination with the coatings subcontractor, which in the Company's estimation will allow the buoyancy cans to be delivered on schedule. If these steps do not result in delivery of the buoyancy cans on schedule and the Company is unable to get the schedule extended, the Company may incur the liquidated damages called for in the contract.

    In the December 2003 quarter, the Company recorded a loss of $1.4 million related to a fixed price contract to fabricate drilling rig components. Substantially all of this contract loss reserve has been realized at December 31, 2003. This contract is being completed at the Company's deep-water facility in Lake Charles, which was reopened to perform this project. The contract loss reserves were recorded to recognize increased estimated costs at completion caused primarily to inefficiencies related to starting up the facility and low productivity at the facility in performing this initial contract. In December 2003, the Company negotiated a change in the contract terms whereby work performed subsequent to December 31, 2003 is to be performed on a time and materials basis. The Company estimates that no loss reserve is necessary for the work performed after December 31, 2003.

    The remaining contract loss reserve at December 31, 2003 relates to contracts to provide process equipment. The reserves on these contracts reflect current competitive market conditions and increased estimated shop overhead costs due to low utilization of the Company's process system fabrication facilities.

    At December 31, 2002, contract loss reserves included $441,000 related to two fixed price platform fabrication contracts, described above, and $707,000 on three contracts to manufacture process equipment overseas. As more fully described in Note 17 below, the Company is in the process of liquidating and winding up operations of its process systems operations based in London, England, which includes winding up the three contracts to manufacture process equipment overseas referred to above.

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 2003 and 2002:

                                                 DECEMBER 31,
                                               2003        2002
                                             --------    --------
                                                (In thousands)
Land                                         $  2,089    $  2,089
Building and bulkhead, including leasehold
   improvements                                12,740      12,540
Yard equipment                                 25,874      24,412
Vehicles and other equipment                    1,632       1,552
Construction in progress                           54         730
                                             --------    --------
                                               42,389      41,323

Less accumulated depreciation                 (17,166)    (15,102)
                                             --------    --------
                                             $ 25,223    $ 26,221
                                             ========    ========

5. LONG-TERM DEBT

    Long-term debt at December 31, 2003 and 2002 consisted of the following:

                                                                                       DECEMBER 31,
                                                                                    2003        2002
                                                                                  --------    --------
                                                                                     (In thousands)
Revolving credit agreement with Whitney National Bank, interest payable monthly at variable rates (2.9% at December 31, 2003), maturing January 31, 2005 secured by the assets of the Company, guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of the Company, and the principle
   members of Midland                                                             $  7,902    $  2,090

Notes payable to Midland, payable on demand at variable rates (2.9%
   at December 31, 2003), secured by the assets of the
   Company                                                                           5,900           -

Note payable to finance company, payable in monthly installments of
   $141,000, including interest at 5.5%, maturing July 2004                            826           -

Other notes payable                                                                    102         850
                                                                                  --------    --------
Total long-term debt                                                                14,731       2,940
Less current maturities                                                             (6,829)       (850)
                                                                                  --------    --------
Long-term debt, less current maturities                                           $  7,902    $  2,090
                                                                                  ========    ========

    On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement") which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit, under a revolving credit facility. At December 31, 2003, letters of credit totaling $3,000 were outstanding under the Credit Agreement. At December 31, 2002, the Company had no letters of credit outstanding under the Credit Agreement.

    Maturities of long-term debt, discussed above, secured subordinated notes payable and the secured subordinated convertible debenture, discussed in Note 2, are as follows (in thousands):

2004                $     6,829
2005                     10,041
2006                      4,709
2007                      2,130
2008                      2,130
Thereafter                6,392
                    -----------
Total               $    32,231
                    ===========

6. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 were as follows:

                                                             DECEMBER 31,
                                                           2003        2002
                                                         --------    --------
                                                            (In thousands)
Deferred tax liabilities:
   Excess book value over tax basis of property, plant
     and equipment                                       $  3,312    $  2,427
   Long term contracts                                          7
   Goodwill                                                    11
                                                         --------    --------
   Total deferred tax liabilities                           3,330       2,427
Deferred tax assets:
   Reserves not currently deductible                          628       1,317
   Goodwill                                                     -       2,846
   Long term construction contracts                             -          15
   Operating loss carryforward                             18,960      12,052
                                                         --------    --------
   Total deferred tax assets                               19,588      16,230
   Valuation allowance for deferred tax assets            (16,258)    (13,803)
                                                         --------    --------
   Deferred tax assets                                      3,330       2,427
                                                         --------    --------
   Net deferred tax liabilities                          $      -    $      -
                                                         ========    ========

    At December 31, 2003, the Company has an available net operating loss carryforward of approximately $49.98 million for U.S. Federal income tax purposes, which, if not used will expire between 2020 and 2023. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

    The income tax provision is comprised of the following:

             YEAR ENDED DECEMBER 31,
              2003     2002   2001
              ----     ----   ----
                 (In thousands)
Current       $ -       $-   $    -
Deferred        -        -    1,316
              ----     ----  ------
              $ -       $-   $1,316
              ====     ====  ======

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is:

                                                      YEAR ENDED DECEMBER 31
                                                    2003       2002       2001
                                                   -------    -------    -------
Tax at federal statutory rates                     $(4,142)   $(7,181)   $(9,508)
Valuation reserve on deferred tax assets             3,211      6,469      6,942
Non deductible loss on goodwill impairment               -          -      3,174
Other, primarily permanent differences and state
   income taxes                                        931        712        708
                                                   -------    -------    -------
                                                   $     -    $     -    $ 1,316
                                                   =======    =======    =======

7. SHAREHOLDERS' EQUITY

    COMMON STOCK

    The Company has authorized 150,000,000 shares of $0.01 par value common stock.

    PREFERRED STOCK

    The Company has authorized 5,000 shares of no par value preferred stock. On April 23, 2002, the Board of Directors adopted Articles of Amendment to the Company's Articles of Incorporation which authorized that 750 shares of preferred stock are designated Series A Participating Preferred Stock (the "Series A Shares"). Each Series A Share shall entitle the holder to vote as 100,000 shares of common stock, shall have no preference to the common shares on the payment of dividends or the liquidation or winding up of the Company. If the Company pays a dividend to the holders of its common shares, each Series A Share shall entitle the holder to a dividend equal to 100,000 times the dividend paid on each share of common stock. In any liquidation or winding up of the Company, will entitle the holder to 100,000 times the amount paid on each share of common stock. In all other ways, each series A Share shall be treated like 100,000 shares of common stock. If at any time the Company has authorized at least 100,000,000 shares of common stock that have not been issued or reserved for issuance pursuant to an outstanding obligation of the Company, then each Series A Share will be converted into 100,000 shares of common stock. On August 13, 2002 under the terms of the Midland Transaction, the Company issued 738 Series A Shares. On August 1, 2003, each share of series A preferred stock was converted into 100,000 shares of Unifab common stock, as more fully described below.

    EARNINGS PER SHARE

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

    On August 1, 2003, the Company's shareholders approved a one-for-ten reverse stock split of the outstanding shares of the Company's common stock, to be effective immediately after the conversion of Midland's Series A preferred shares. Accordingly, on August 3, 2003, each share of series A preferred stock was converted into 100,000 shares of Unifab common stock and the one-for-ten reverse stock split was effected resulting in Midland holding a total of 7,380,000 common shares after the reverse stock split.

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

    The following table sets forth the computation of basic and diluted earnings per share giving retroactive effect to the assumed conversion of Midland's 738 shares as of August 13, 2002 and giving effect to the one-for-ten reverse stock split:

                                                         YEAR ENDED DECEMBER 31
                                                      2003       2002        2001
                                                    --------    --------    --------
                                                 (In thousands, except per share amounts)
Numerator:
   Net loss                                         $(11,835)   $(20,517)   $(29,281)
                                                    --------    --------    --------
Denominator:
   Weighted average shares of common stock
      outstanding                                      3,873         813         814
   Effect of issuance of convertible
      preferred stock on weighted average
      shares of common stock                           4,327       2,857           -
                                                    --------    --------    --------
   Denominator for basic and diluted
      earnings per share - weighted
      average shares                                   8,200       3,670         814
                                                    --------    --------    --------
Basic and diluted loss per share                    $  (1.44)   $  (5.59)   $ (36.02)
                                                    ========    ========    ========

    Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the year ended December 31, 2003, 50,000 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the year ended December 31, 2002, 82,000 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the year ended December 31, 2001, 86,000 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

    At December 31, 2003 and 2002, the allowance for doubtful accounts deducted from accounts receivable on the accompanying balance sheets was $267,000 and $763,000, respectively.

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

    A summary of the Company's stock options activity and the related information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share data):

                                            Year Ended          Year Ended         Year Ended
                                         December 31, 2003  December 31, 2002  December 31, 2001
                                         -----------------  -----------------  -----------------
                                         WEIGHTED           WEIGHTED           WEIGHTED
                                         AVERAGE            AVERAGE            AVERAGE
                                         EXERCISE           EXERCISE           EXERCISE
                                          PRICE     OPTIONS  PRICE     OPTIONS  PRICE     OPTIONS
                                          ------    -------  ------    -------  ------    -------
Outstanding - beginning of period         $34.25       82    $72.07       86    $86.16       84
Granted                                     1.65        2      3.90       50     17.74       20
Exercised                                      -        -         -        -     73.73       (1)
Forfeited                                  25.22      (34)    66.69      (54)    78.65      (17)
                                          ------      ---    ------      ---    ------      ---
Options outstanding at end of period      $39.18       50    $34.25       82    $72.07       86
                                          ======      ===    ======      ===    ======      ===
Options exercisable at end of period      $39.18       50    $34.12       82    $83.55       62
                                          ======      ===    ======      ===    ======      ===

The following table summarizes information about stock options outstanding at December 31, 2003:

                                      Options Outstanding                             Options Exerciseable
                         -------------------------------------------------------------------------------------------
 EXERCISE PRICE            NUMBER          WEIGHTED AVERAGE  WEIGHTED AVERAGE                       WEIGHTED AVERAGE
RANGE PER SHARE          OUTSTANDING        REMAINING LIFE    EXERCISE PRICE    NUMBER EXERCISABLE   EXERCISE PRICE
---------------          -----------       ----------------  ----------------   ------------------  ----------------
   $180.00                  1,700              3.8 years        $180.00               1,700             $180.00
    113.10                    500              6.8               113.10                 500              113.10
 71.20 - 87.50             12,533              5.3                75.07              12,533               75.07
 47.50 - 56.50              1,500              7.4                49.17               1,500               49.17
  2.50 - 3.90              27,000              8.7                 3.73              27,000                3.73

10. EMPLOYEE BENEFIT PLAN

    The Company sponsors incentive savings plans covering substantially all of the employees of the Company and its subsidiaries, which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under these plans, employees with one year of service with the Company are eligible to participate.

    In November 2001, the Company suspended its policy of matching employee contributions. Prior to that date, the Company contributed an amount equal to 50% of employee contributions up to 3% of their base compensation. Matching contributions made by the Company were approximately $334,000 in the year ended December 31, 2001. The Company made no matching contributions in the years ended December 31, 2003 and 2002.

11. MAJOR CUSTOMERS

    The Company is not dependent on any one customer, and the contract revenue earned from each customer varies from year to year based on the contracts awarded. Contract revenue earned comprising 10% or more of the Company's total contract revenue earned for the year ended December 31, 2003, 2002 and 2001 is summarized as follows (in thousands):

                                      YEAR ENDED DECEMBER 31
                                2003             2002            2001
                             ---------         -------         --------
Customer A                   $  12,497         $     -         $ 15,858
Customer B                       8,769               -                -
Customer C                       6,872               -                -
Customer D                           -           5,748                -

12. INTERNATIONAL SALES

    The Company fabricates structures and equipment for use worldwide by U.S. customers operating abroad and by foreign customers. During the years ended December 31, 2003, 2002 and 2001, 2%, 24% and 21%, respectively, of the Company's revenue was derived from projects fabricated for installation in international areas, with the remainder designed for installation in the U.S. Gulf of Mexico. The following table summarizes the Company's revenue by location for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                          Year Ended December 31
                         2003      2002      2001
                        -------   -------   -------
Location:
  U.S. Gulf of Mexico   $54,646   $25,387   $64,235
   International:
     Africa                 296     1,679     5,767
     Europe                  88       911       508
     Other                  744     5,309    11,233
                        -------   -------   -------
  Total International     1,128     7,899    17,498
                        -------   -------   -------
Total                   $55,774   $33,286   $81,733
                        =======   =======   =======

    All of the assets of the Company are located in the United States of America.

13. COMMITMENTS AND CONTINGENCIES

    LEGAL MATTERS

    In addition to the matters described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States. A number of the Company's vendors have sued the Company to collect amounts of money allegedly due to them. These vendors are, in each case, unsecured creditors of the Company. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings is not likely to have a material adverse effect on the Company's consolidated financial statements.

    In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano alleged multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The Company filed a counterclaim for recovery of certain amounts paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. In January 2004, the parties agreed to settle the disputes subject of the lawsuit with full and final releases for all claims in exchange for a cash payment to the plaintiffs in the amount of $300,000; however, as of the filing of this report, the details of the settlement agreement and release have not been finalized.

    LETTERS OF CREDIT

    In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At December 31, 2003, cash deposits totaling $115,000 secured outstanding letters of credit totaling $110,000. In addition, at December 31, 2003 the Company had letters of credit totaling $3,000 outstanding, which were issued under its Credit Agreement.

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

2004                      $    692
2005                           692
2006                           692
2007                           692
2008                           692
2009 and after               6,521
                          --------
                          $  9,981
                          ========

    Rent expense, which includes rent on cancelable equipment leases, during the years ended December 31, 2003, 2002 and 2001 was $1,906,000, $1,553,000 and
$2,300,000, respectively.

14. RELATED PARTY TRANSACTIONS

    Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. At December 31, 2003, Midland provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at December 31, 2003. The letter of credit is in the amount of $3.1 million and expires on March 31, 2004. The Company reimbursed $12,600 to Midland for the cost of the letter of credit. During the year ended December 31, 2003, Midland advanced amounts to the Company for working capital, which were repaid and readvanced from time to time as needed. At December 31, 2003, $5,900,000 is outstanding and owed to Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not make available such additional funding to the Company when needed in the future, the Company could be unable to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

    The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau, including the employees of Nassau. This insurance coverage began on November 1, 2002. In the year ended December 31, 2003, the Company incurred costs of approximately $1,979,000 for coverage under this plan.

    Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the year ended December 31, 2003 is $180,000 related to these services, which had been paid in full at December 31, 2003.

    At December 31, 2003, accrued and unpaid interest owed to Midland related to the secured, subordinated notes payable, the convertible debenture and working capital advances was $310,000. At December 31, 2002, there was no accrued and unpaid interest owed to Midland.

    In the year ended December 31, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts is $6.9 million, which were complete at December 31, 2003. Included in revenue and gross profit for the year ended December 31, 2003 are $6,872,000 and $922,000, respectively, related to these contracts. At December 31, 2003, the Company had $41,000 receivable from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc. is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family. Two of the contracts were completed in May 2003.

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    A summary of quarterly results of operations for the year ended December 31, 2003 and 2002 were as follows (in thousands, except per share data):

                                  MARCH 31,    JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     2003        2003        2003        2003
                                   --------    --------    --------    --------
Revenue                            $  9,523    $ 14,483    $ 15,855    $ 15,913
Gross profit (loss)                     185         519      (2,183)     (3,365)
Net loss                             (1,430)     (1,190)     (3,642)     (5,573)
Basic and diluted loss per share      (0.17)      (0.15)      (0.44)      (0.68)

                                  MARCH 31,    JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     2002        2002        2002        2002
                                   --------    --------    --------    --------
Revenue                            $  9,856    $  8,379    $  5,837    $  9,214
Gross profit (loss)                     (37)     (1,030)     (1,610)     (3,297)
Net loss                             (2,142)     (3,450)     (3,525)    (11,400)
Basic and diluted loss per share      (0.26)      (0.42)      (0.07)      (0.14)

    On August 3, 2003, the shareholders authorized a one-for-ten reverse stock split. All earnings (loss) per share and weighted average number of shares outstanding have been restated to effect this one-for-ten reverse stock split.

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

    Pretax results for the quarter ended December 31, 2003 include:

        -   Loss reserves accrued on two fixed price contracts totaling
            $2,091,000

    Pretax results for the quarter ended December 31, 2002 include:

        -   Loss on impairment of Lake Charles facility of $5,074,000

        -   Loss reserves accrued on four fixed price contracts totaling
            $1,213,000

16. INDUSTRY SEGMENTS

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

    The following tables show information about the revenue, profit or loss, depreciation and amortization, assets and expenditures for long-lived assets of each of the Company's reportable segments for the years ended December 31, 2003, 2002 and 2001. Segment assets do not include intersegment receivable balances as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.

                                               YEAR ENDED DECEMBER 31,
                                            2003        2002        2001
                                          --------    --------    --------
                                                  (in thousands)
Revenue from external customers:
  Platform fabrication                    $ 34,786    $ 17,384    $ 36,717
  Process systems                           11,794      12,124      26,299
  Drilling rig fabrication                   9,194         498       5,295
  Other (a)                                      -       3,280      13,937
  Intersegment eliminations                      -           -        (515)
                                          --------    --------    --------
                                          $ 55,774    $ 33,286    $ 81,733
                                          ========    ========    ========
Segment income (loss):
  Platform fabrication                    $ (2,927)   $ (1,913)   $  1,859
  Process systems                             (889)     (4,231)     (4,076)
  Drilling rig fabrication                  (3,028)     (7,354)     (5,097)
  Other (a)                                      -      (1,604)    (15,795)
                                          --------    --------    --------
                                            (6,844)    (15,102)    (23,109)
  Interest expense                          (1,951)     (1,894)     (2,794)
  Unallocated corporate expense             (3,040)     (3,521)     (2,062)
                                          --------    --------    --------
  Loss before income tax                  $(11,835)   $(20,517)   $(27,965)
                                          ========    ========    ========

Depreciation and amortization:
  Platform fabrication                    $  1,267    $  1,196    $  1,220
  Process systems                              396         465         648
  Drilling rig fabrication                     515         578         740
  Other (a)                                      -         460         446
                                          --------    --------    --------
                                             2,178       2,699       3,054
  Corporate                                     36           1           -
                                          --------    --------    --------
                                          $  2,214    $  2,700    $  3,054
                                          ========    ========    ========
Segment assets at end of period:
  Platform fabrication                    $ 21,846    $ 21,589    $ 24,161
  Process systems                            6,742      10,020      13,909
  Drilling rig fabrication                   9,229       6,303      13,460
  Other (a)                                      -           -       7,099
                                          --------    --------    --------
                                            37,817      37,912      58,629
  Corporate                                  2,402       1,367       4,578
                                          --------    --------    --------
                                          $ 40,219    $ 39,279    $ 63,207
                                          ========    ========    ========

Expenditures for long-lived assets:
  Platform fabrication                    $    166    $    121    $    248
  Process systems                              355       1,050       1,141
  Drilling rig fabrication                     677           -         729
  Other (a)                                      -           -         175
                                          --------    --------    --------
                                             1,198       1,171       2,293
  Corporate                                    108          23           -
                                          --------    --------    --------
                                          $  1,306    $  1,194    $  2,293
                                          ========    ========    ========

(a) Included in Other are the revenue, segment loss, depreciation and amortization, assets and expenditures related to derrick fabrication, waste water treatment, and plant maintenance operations. These operations ceased prior to December 31, 2002.

17. SHUT DOWN OF ALLEN PROCESS SYSTEMS LIMITED

    On June 12, 2003, at a meeting of the creditors of Allen Process Systems Limited, Mr. Tony Freeman of TonyFreeman & Company, New Maxdov House, Manchester, England was appointed as Liquidator of Allen Process Systems Limited ("APS Limited"), located in London, England, for the purposes of ceasing and voluntarily winding up operations of that company. The Company, as the sole shareholder of APS Limited, ratified Mr. Freeman's appointment. APS Limited was acquired by the Company in June 1998 and has provided engineering and project management services for process systems mainly to Europe and the Middle East. Allen Process Systems, LLC, a wholly owned subsidiary of the Company will provide these services in the future. The Company does not expect that ceasing and winding up operations of APS Limited will have a material impact on the consolidated financial statements of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

                                        UNIFAB International, Inc.
                                        (Registrant)

                                        By: /s/ William A Hines
                                            ------------------------------------
                                                   William A Hines
                                             Principle Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE AND DATE                                 TITLE
           --------------------                                -----
/s/ William A. Hines       March 29, 2004         Chairman of the Board
-------------------------
    William A. Hines

/s/ Peter J. Roman         March 29, 2004         Vice President and Chief Financial Officer
-------------------------                            (Principal Financial and Accounting Officer)
    Peter J. Roman

/s/ Frank Cangelosi        March 29, 2004         Director
-------------------------
    Frank Cangelosi

/s/ Daniel Gaubert         March 29, 2004         Director
-------------------------
    Daniel Gaubert

/s/ William Downey         March 29, 2004         Director
-------------------------
    William Downey

/s/ Don Moore              March 29, 2004         Director
-------------------------
    Don Moore

/s/ Perry Segura           March 29, 2004         Director
-------------------------
    Perry Segura

/s/ George C. Yax          March 29, 2004         Director
-------------------------
    George C. Yax

                           UNIFAB INTERNATIONAL, INC.

                                  EXHIBIT INDEX

Exhibit
 Number                         Description of Exhibits
-------                         -----------------------
  3.1     Articles of Incorporation of the Company ***

  3.2     By-laws of the Company ***

  4.1     See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of
          Incorporation and By-laws defining the rights of holders of Common
          Stock ***

  4.3     Debenture****

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

  10.13 Waiver and First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2001, among the Company, Bank One, NA,
          IberiaBank, Regions Bank, and Whitney National Bank (incorporated by reference to the Company's report on Form 10-K/A filed with the Securities and Exchange Commission on June 15, 2001)

  10.14 Waiver and Second Amendment to Amended and Restated Credit Agreement dated as of March 5, 2002, among the Company, Bank One, Louisiana,
          N.A., IberiaBank, Regions Bank and Whitney National Bank (incorporated herein by reference to the Company's report of Form 8-K filed with the Securities and Exchange Commission on March 12, 2002)

  10.15   Act of Acknowledgment, modification, Receipt and Third Amendment to
          Amended and Restated Credit Agreement dated August 13, 2002*****

  21.1    Subsidiaries of the Company

  23.1    Consent of Deloitte & Touche LLP

  23.2    Consent of Ernst & Young LLP

  31.1 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this annual report on Form 10-K for the fiscal year ended December 31, 2003

  31.2 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this annual report on Form 10-K for the fiscal year ended December 31, 2003

  32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this annual report on Form 10-K for the fiscal year ended
          December 31, 2003

  32.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this annual report on Form 10-K for the fiscal year ended
          December 31, 2003

  99.1 Press release issued by the Company on March 4, 2004 regarding the trading activity in the Company's common stock

  99.2    Form 8-K filed with the Securities and Exchange Commission on March 3,
          2004 (incorporated herein by reference)

-----------------------

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

   **** Incorporated herein by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2002.

(Function) Management Contract or Compensatory Plan.