Form 10-K/A
period 2003-12-31
UNIFAB INTERNATIONAL INC
filed 2004-04-29
CIK 101990

                                   Form 10-K/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-29416

                           UNIFAB International, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                     72-1382998
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    5007 Port Road, New Iberia, La.                        70560
----------------------------------------    ------------------------------------
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

Yes (X)  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ( )  No (X)

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2003 was approximately $2.7 million based on the closing price of the registrant's common stock on the Nasdaq SmallCap Market on such date of $0.35 per share.

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 20, 2004 was 8,201,913.

This Form 10-K/A is being filed by the Registrant solely for the purpose of completing Items 10, 11, 12, 13 and 14 in Part III of the Registrant's Annual Report on Form 10-K. At the time that the Registrant filed its Annual Report, the Registrant intended to incorporate by reference the information required by these Items of Part III from its proxy statement for its 2004 annual meeting of shareholders, which the Registrant intended to file with the Securities and Exchange Commission prior to April 29, 2004. In view of the fact that the Registrant will not file its 2004 proxy statement on or before April 29, 2004, the Registrant is required to file this amendment supplementing its Annual Report on Form 10-K by including the information required by Items 10, 11, 12, 13 and 14. This Form 10-K/A does not reflect events occurring after the March 30, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth for each director of our Company, his age, position, principal occupation and employment during the past five years and his directorships in other public corporations, as of December 31, 2003, and the year that he was first elected a director of our Company or its predecessor. Each director has been elected to serve until the 2004 annual meeting of shareholders or until such other time as his successor is elected and qualified.

                                                  PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN                DIRECTOR
            NAME AND AGE                                   OTHER PUBLIC CORPORATION                         SINCE
            ------------                                   ------------------------                         -----
Frank J. Cangelosi, Jr., 50........      Mr. Cangelosi, a certified public accountant, has served as         2002
                                         the Vice President of Finance of Nassau
                                         Holding Corporation, the parent company
                                         of several oilfield-related companies,
                                         including Midland, since June 1985.

                                                  PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN                DIRECTOR
            NAME AND AGE                                   OTHER PUBLIC CORPORATION                         SINCE
            ------------                                   ------------------------                         -----
William A. Downey, 57..............      Mr. Downey served as our Executive Vice President and Chief         2002
                                         Operating Officer from August 2002 through August 2003.
                                         During that time, Mr. Downey was also the President of
                                         Universal Fabricators, LLC, a wholly owned subsidiary of our company.  Mr. Downey previously served as Vice President of
                                         Operations for Gulf Island Fabrication, Inc., a publicly
                                         traded company engaged in the fabrication of platforms and structures used in the development and production of oil and gas, from May 1985 through January 2000.  Mr. Downey was also the President of Gulf Island, LLC, a subsidiary of Gulf
                                         Island Fabrication, Inc., from January 2000 through June 2000.

Daniel R. Gaubert, 55..............      Mr. Gaubert was appointed Vice President of Finance and Chief       2002
                                         Accounting Officer of Kellogg Brown & Root, Inc. (a wholly owned subsidiary of the Halliburton Company) in May 2003, and served as a consultant to Kellogg Brown & Root, Inc. from
                                         October 2002 through April 2003.  Mr. Gaubert previously
                                         served as the Chief Financial Officer of McDermott
                                         International, Inc. from 1996 until his retirement in 2001, and served as a consultant to McDermott International, Inc.
                                         from 2001 through December 2002.  In February 2000, The
                                         Babcock & Wilcox Company, a subsidiary of McDermott
                                         International, Inc., filed a petition to reorganize under
                                         Chapter 11 of the U.S. Bankruptcy Code in order to determine and resolve its asbestos-related liabilities; at the time
                                         this petition was filed, Mr. Gaubert was serving as the Chief
                                         Financial Officer of The Babcock & Wilcox Company.

                                                  PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN                DIRECTOR
            NAME AND AGE                                   OTHER PUBLIC CORPORATION                         SINCE
            ------------                                   ------------------------                         -----
William A. Hines, 67...............      Mr. Hines serves as our Chairman of the Board and is also the       2002
                                         Chairman of the Board and President of Nassau Holding
                                         Corporation, the parent company of several oilfield-related companies, including Midland.  Mr. Hines is also a director of Whitney Holding Corporation, a publicly traded regional bank holding company.  Mr. Hines previously served as a
                                         director of our company from July 1998 through March 2001.

Donald L. Moore, 65................      Mr. Moore, a certified public accountant, was the managing          2002
                                         partner of the New Orleans office of the national accounting firm of Ernst & Young LLP for over 20 years prior to his
                                         retirement in September 1998.  Mr. Moore serves on the boards of directors of several charitable organizations, including the Louisiana Chapter of the Salvation Army and the New
                                         Orleans Opera Association.

Allen C. Porter, Jr., 71...........      Mr. Porter served as our President and Chief Executive              2002
                                         Officer from August 2002 through October 2003.  During that time, Mr. Porter was also the President of Allen Process
                                         Systems, LLC, a wholly owned subsidiary of our company, and was the founder and President of Allen Tank, Inc., the
                                         predecessor of Allen Process Systems, LLC.  Mr. Porter served as a member of our board of directors from August 2002
                                         through January 2004, at which time he resigned from service to the board.  From 1998 to 2000, Mr. Porter was a
                                         construction manager for Versatruss Americas LLC, a designer and manufacturer of offshore heavy lift systems.  From 2000 through his joining our company in August 2002, Mr. Porter was the Executive Vice President of Yarbrough Cable Co., a
                                         Versabar company.

                                                  PRINCIPAL OCCUPATION AND DIRECTORSHIPS IN                DIRECTOR
            NAME AND AGE                                   OTHER PUBLIC CORPORATION                         SINCE
            ------------                                   ------------------------                         -----
Perry Segura, 74...................      Mr. Segura served as our Chairman of the Board from April           1980
                                         2002 through August 2002.  Mr. Segura is an architect and
                                         real estate developer.  Mr. Segura is a member of the Board of Supervisors of Louisiana State University and was its
                                         Chairman from 1997 to 1998 and its Vice Chairman from 1996 to
                                         1997.

George C. Yax, 63..................      Mr. Yax is currently a rancher and was a co-founder of Ceanic       1997
                                         Corporation (formerly, American Oilfield Divers, Inc.), a
                                         publicly traded provider of sub-sea products and services to the offshore oil and gas industry.  Mr. Yax served as
                                         Chairman of the Board of Ceanic Corporation until its sale in
                                         August 1998.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our board of directors has determined that Donald L. Moore is an "audit committee financial expert" as defined under the applicable SEC rules. Mr. Moore is an independent director as defined in NASD Marketplace Rule 4200(a)(15).

EXECUTIVE OFFICERS

         For information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of the Company's annual report on Form 10-K filed with the Commission on March 30, 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Executive officers and directors, as well as certain persons who own more than 10% of our common stock, are required by Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of their ownership of our common stock with the SEC and to furnish us with copies of the reports.

         Based solely on our review of the reports, we believe that all required
Section 16(a) reports concerning transactions completed by our executive officers and directors during fiscal 2003 were timely filed, except that Daniel
R. Gaubert, Donald L. Moore, Perry Segura and George C. Yax were late reporting on Form 4 the grant of exercisable stock options granted to each of them on the date of our 2002 Annual Meeting of Shareholders, which was held on January 2, 2003. The late reports were due to a miscalculation of the then newly enacted filing requirements applicable to stock option grants, which were removed from the annual report on Form 5 to the more current report on Form 4.

CODE OF ETHICS

         Our Board of Directors has adopted a Code of Ethics for Principal/Chief Executive Officer and Senior Financial Executives, which we will provide to you at no cost by written request to Martin K. Bech, Secretary, 5007 Port Road, New Iberia, Louisiana 70560. Our code of ethics constitutes a code of ethics as defined in Section 406(c) of the Sarbanes-Oxley Act of 2002 and applies to the Principal/Chief Executive Officer, Chief Financial Officer, Controller and other individuals performing similar accounting or financial reporting functions for the Company. A copy of our Code of Ethics is attached to this report on Form 10-K/A as Exhibit 14.

Item 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         Each director who is not also an employee of the company receives an annual fee of $12,000 for his services as a director. We reimburse all directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings.

         In addition, in each year during which our long-term incentive plan is in effect and a sufficient number of shares are available under the plan, on the day of each annual meeting of shareholders, each non-employee director will receive an option to purchase up to 2,500 shares of common stock at an exercise price equal to the fair market value of our common stock on such date. The compensation committee determines the exact date of the grant and the number of shares subject to the option. Each stock option shall be fully exercisable on the date of its grant and will expire ten years from the date of grant, unless the non-employee director ceases to be a director. In that case, the exercise period will be shortened. In accordance with this arrangement, on August 1, 2003, we granted each non-employee director an option to buy 2,500 shares of our common stock at an exercise price of $0.33, the fair market value of our common stock on that date.

SUMMARY COMPENSATION TABLE

         The following table provides you with information about the compensation we paid in 2003, 2002 and 2001 to our chief executive officers and each of our other executive officers whose individual salary and bonus for the calendar year 2003 exceeded $100,000 in the aggregate (collectively, the "Named Executive Officers"). The information below does not include the amount of perquisites provided to the Named Executive Officers because the threshold for disclosure under the SEC rules was not met.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                       COMPENSATION
                                                                 ANNUAL                ------------
                                                              COMPENSATION        RESTRICTED  SECURITIES
                                                   FISCAL   -----------------       STOCK     UNDERLYING   ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR    SALARY      BONUS       AWARD     OPTIONS(#)  COMPENSATION
---------------------------                         ----    ------      -----       -----     ----------  ------------
Allen C. Porter, Jr.                                2003    $ 166,153   $   0     $     0            0    $        0
  President and Chief Executive Officer (1)         2002       95,139       0           0       25,000        64,800(3)

William A. Downey                                   2003      203,076       0           0            0             0
   Executive Vice President (2)                     2002       75,323       0           0       25,000        62,200(3)

Larry J. Verzwyvelt                                 2003       54,523       0           0            0             0
   President(4)

Peter J. Roman                                      2003      140,229       0           0            0             0
   Vice President, Chief Financial Officer          2002      140,000       0           0            0             0
                                                    2001      104,770       0           0            0             0

Martin K. Bech                                      2003      123,008       0           0            0             0
   Vice President, Secretary and General
Counsel(5)                                          2002      118,739       0           0            0             0
                                                    2001       77,917       0           0        1,000             0

--------------

(1) Mr. Porter rejoined our company in April 2002 as a consultant and in August 2002 he was named President and Chief Executive Officer. Mr. Porter was the founder of Allen Tank, Inc., which was acquired by our company in June 1998. Mr. Porter was not involved with the company after the acquisition until his return in April 2002.

(2) Mr. Downey joined our company in April 2002 as a consultant and in August 2002 he was named Executive Vice President and Chief Operating Officer.

(3) Represents consulting fees paid to Mr. Porter and Mr. Downey prior to their appointments as Chief Executive Officer and Chief Operating Officer, respectively.

(4) Mr. Verzwyvelt joined our Company in September 2003 as the President of Universal Fabricators, LLC. Our Board of Directors appointed Mr. Verzwyvelt the President of our Company in March 2004.

(5)      Mr. Bech joined our company in April 2001.

STOCK OPTION GRANTS

         We did not grant stock options to any of our Named Executive Officers in 2003.

OUTSTANDING STOCK OPTIONS

         The following table provides you with information about all outstanding stock options held by each of the Named Executive Officers as of December 31, 2003. None of our Named Executive Officers exercised stock options in 2003.

                   AGGREGATED OPTIONS AS OF DECEMBER 31, 2003

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT 12/31/03               12/31/03(1)
                                                               -------------------               -----------
                                                            EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                                                            -------------------------     -------------------------
Allen C. Porter, Jr..................................                  25,000/0                       0/0
William A. Downey....................................                  25,000/0                       0/0
Peter J. Roman.......................................                   5,200/0                       0/0

Larry J. Verzwyvelt..................................                      0/0                        0/0
Martin K. Bech.......................................                  1,000/0                        0/0

--------------

(1) On December 31, 2003, the closing sales price of our common stock on the Nasdaq SmallCap Market was $1.18 per share.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Agreement with Mr. Downey

         On August 19, 2002, the Company entered into a four-year agreement with William A. Downey pursuant to which Mr. Downey will serve as a full-time consultant to the Company for one year, and will consult with the Company on a project-by-project basis for the remaining three years. Under the agreement, Mr. Downey receives a monthly salary of $5,000 and all benefits to which executive officers of the Company are entitled, and he received immediately exercisable options to acquire 25,000 shares of common stock of the Company for $3.90 per share. If Midland Fabricators and Process Systems, L.L.C. and/or William A. Hines and his family cease to own a controlling interest in the Company, then Mr. Downey would be relieved of his obligations to perform services for the Company and would have the option to continue to receive $5,000 per month during the remaining term of the agreement or to receive all amounts due under the agreement in one lump sum.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2003, Messrs. Cangelosi, Gaubert, Moore and Yax comprised our compensation committee. Other than Mr. Cangelosi, none of the members of our compensation committee have ever served as an officer or employee of our company or any of our subsidiaries or affiliates. Because Mr. Cangelosi is the Vice President of Finance of Nassau Holding Corporation, the parent company of Midland, which is the beneficial owner of approximately 93% of the company's outstanding common stock (see "Stock Ownership"), he does not meet independence requirements. Mr. Cangelosi is a certified public accountant with over 17 years of experience in the oilfield services industry, and the company's board of directors determined, in accordance with The Nasdaq Stock Market's listing standards, that his membership on our compensation committee was required by the best interests of the Company and its shareholders. In 2003, none of our executive officers served as a director or member of the compensation committee of any other entity of whom an executive officer served on our board of directors or on our compensation committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Our compensation committee has the authority, among other things, to review, analyze, and recommend compensation programs to the Company's board of directors and to administer and grant awards under the Company's employee benefit plans.

         The Company's executive compensation consists primarily of (1) salaries, (2) annual cash incentive bonuses and (3) long-term incentive compensation in the form of stock options granted under the company's long-term incentive plan. In May 2003, our compensation committee approved an extension of Mr. Downey's active participation as a consultant to the Company through January 2004 and along with the extension, additional salary of approximately $130,000 for the five-month extension. The salaries of the Company's other executive officers are based on their levels of responsibility and the board of directors and our committee's subjective assessments of their performance.

         The Company has adopted an executive compensation program for its other executive officers that ties a portion of executive compensation to its short-term performance. Under this program, executive officers and other key employees of the Company are entitled to receive, as an annual incentive bonus, a percentage of their respective annual salary ranging from 22.5% to 70%, depending on the percentage net income return on the Company's capital. The Company must achieve a minimum 10% net income return on its capital for any of these officers and employees to receive a minimum bonus of 22.5% of their respective annual salary, and each of them may receive the maximum bonus of 70% of their respective annual salary if the Company achieves a 30% or greater net income return on its capital. The Company did not achieve a minimum 10% net income return on its capital in 2003; accordingly, the Company did not pay a bonus for that period to any of its executive officers or key employees.

         The Company also provides long-term incentives to its executive officers in the form of stock options granted under the Company's long-term incentive plan. The stock option awards are intended to reinforce the relationship between compensation and increases in the market price of the Company's common stock and to align the executive officers' financial interests with that of the Company's shareholders. Generally, we base the size of these awards on the position of each participating officer and a subjective assessment of the officer's individual performance. None of our named executive officers received a stock option grant in 2003. Included in the "Summary Compensation Table" in Item 11. of this amendment to annual report on Form 10-K/A entitled "Executive Compensation" are the number of securities underlying stock options granted to certain of our executive officers in 2002.

         Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain highly compensated executive officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. None of the Company's executive officers reached the deductibility limitation for 2003. Our compensation committee anticipates that the remaining components of individual executive compensation that do not qualify for an exclusion from Section 162(m) should not exceed $1 million in any year and therefore will continue to qualify for deductibility.

                           The Compensation Committee

                            Frank J. Cangelosi, Jr.
                               Daniel R. Gaubert
                                Donald L. Moore
                                 George C. Yax

------------

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on our common stock from March 31, 1999, through December 31, 2003, with the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Oil & Gas Industry Group for the same period. The returns are based on an assumed investment of $100 March 31, 1999 in our common stock and in each of the indices, and on the assumption that dividends were reinvested. The assumed $100.00 investment in our common stock was made at $8.12 per share, the closing price on March 31, 1999.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                  UNIFAB INTERNATIONAL, INC., S&P 500 INDEX &
                          S&P OIL & GAS INDUSTRY GROUP

                                  [LINE GRAPH]

                                      March 31,   March 31,  December 31,    December 31,   December 31,   December 31,
                                        1999        2000         2000            2001          2002           2003
                                        ----        ----         ----            ----          ----           ----
UNIFAB International, Inc.             $  100.00  $   98.46  $  116.92         $   8.00        $  2.71       $  1.45

S&P 500                                   100.00     117.94     104.80            92.35          71.94         92.57

S&P Oil & Gas Industry Group              100.00     130.46     138.26            92.03          81.46        101.61

Assumes $100 invested on March 31, 1999 in UNIFAB International, Inc. common stock, S&P 500 Index and S&P Oil & Gas Industry Group.

* Cumulative Total Return assumes reinvestment of dividends.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

STOCK OWNERSHIP

         The following table sets forth, as of December 31, 2003 and, to the extent known by our Company, certain information regarding beneficial ownership of our common stock by (1) each of our directors, (2) each of our Named Executive Officers for whom compensation information is disclosed in this annual report, (3) all of our directors and executive officers as a group, and (4) persons having beneficial ownership of more than 5% of our outstanding common stock. The information below reflects the one-for-ten reverse stock split effected on August 4, 2003. Unless otherwise indicated, we believe that the shareholders listed below have sole investment and voting power with respect to their shares based on information furnished to us by them. Except as otherwise noted, the address for the beneficial owners listed below is c/o UNIFAB International, Inc., 5007 Port Road, New Iberia, Louisiana 70560.

                                                          NUMBER OF COMMON    PERCENT OF
                                                               SHARES        OUTSTANDING
                                                            BENEFICIALLY       COMMON
NAME OF BENEFICIAL OWNER                                      OWNED(1)         STOCK(2)
------------------------                                      --------         --------
Martin K. Bech.......................................            1,140(3)            *
Frank J. Cangelosi, Jr...............................                0               -
William A. Downey....................................           25,000               *
Daniel R. Gaubert....................................              500               *
William A. Hines (4).................................       10,424,401              92.7
Donald L. Moore......................................              500               *
Allen C. Porter, Jr..................................           25,002               *
Peter J. Roman.......................................            5,805               *
Perry Segura.........................................           46,698(5)            *
Larry J. Verzwyvelt..................................                0               -
George C. Yax........................................            2,750               *
Midland Fabricators and Process Systems, L.L.C.......       10,423,304(6)           92.7
All directors and executive officers
     as a group (11 persons)(7)......................       10,485,098              93.2

--------------
*        Ownership is less than 1%

(1) Includes shares that could be acquired within sixty days after December 31, 2003, upon the exercise of options granted pursuant to our long-term incentive plan, as follows: Mr. Bech, 1,000 shares; Mr. Downey, 25,000 shares; Mr. Gaubert, 500 shares; Mr. Moore, 500 shares; Mr. Porter, 25,000 shares; Mr. Roman, 5,400 shares; Mr. Segura, 1,750 shares; Mr. Yax, 1,750 shares; and all directors and executive officers as a group, 60,900 shares.

(2) Based on 8,201,913 shares of our common stock outstanding as of April 20, 2004, except that the percentage ownership of William A. Hines and Midland Fabricators and Process Systems, L.L.C. and the directors and executive officers as a group has been calculated assuming the conversion of Midland Fabricators and Process Systems, L.L.C.'s convertible debenture into 3,043,304 shares of common stock.

(3) Shares shown as beneficially owned by Mr. Bech include 40 shares held by the custodian of an individual retirement account for the benefit of Mr. Bech's spouse.

(4) Mr. Hines is a manager and the owner of a 45.5% membership interest in Midland and, accordingly, is deemed to be a beneficial owner of the shares of our common stock beneficially owned by Midland. Mr. Hines is also the direct owner of 1,097 shares of our common stock.

(5)      Includes 37,360 shares owned by a company controlled by Mr. Segura.

(6) Represents 7,380,000 shares of our common stock held by Midland, and 3,043,304 shares of our common stock issuable upon conversion of the convertible debenture issued by our Company in the principal amount of $10,651,564.

(7) Includes only those persons who were directors and executive officers of our Company as of December 31, 2003.

Equity Compensation Plan Information

         The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                                                                                               Number of securities
                                                                                          remaining available for future
                               Number of securities to be    Weighted-average exercise        issuance under equity
                                issued upon exercise of        price of outstanding            compensation plans
                                  outstanding options,         options, warrants and     (excluding securities reflected
                                  warrants and rights                 rights                      in column (a))
      Plan Category                       (a)                           (b)                            (c)
-------------------------      --------------------------    -------------------------   -------------------------------
Equity compensation plans
approved by
security holders(1).......               43,233                      $34.24                       2,456,767(3)

Equity compensation plans
not approved by
security holders(2)......                 6,740                      $71.20                         558,260(3)
                                         ------                      ------                       ---------
         Total..............             49,973                      $34.24                       3,015,027
                                         ======                      ======                       =========

-----------------
(1)      Reflects options granted under our company's long-term incentive plan.

(2) Reflects options granted under our company's employee long-term incentive plan.

(2) All of the referenced shares may be issued to participants through incentive stock options, nonqualified stock options, restricted stock or "other stock-based awards" (which are based in whole or in part on the value of our Common Stock).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 2002, we entered into a preferred stock purchase, debt exchange and modification agreement with Midland (the "Midland agreement"). William A. Hines, who is Chairman of our board of directors, is a manager of, and the owner of a 45.5% membership interest in, Midland. The remaining membership interest in Midland is owned by Mr. Hines' former spouse and his children. The terms of the Midland agreement were determined by arm's length negotiation between our senior management team and its representatives, and Mr. Hines and his representatives. Mr. Hines was previously the principal shareholder of Allen Tank, Inc., which we purchased in 1998. From the time of that acquisition in 1998 until March 2001, Mr. Hines served as a director of our Company. At the time of entering into the Midland agreement, Mr. Hines held no position with our Company and his only relationship with our Company was his ownership of 1,097 (adjusted to reflect the one-for-ten reverse stock split effected on August 4, 2003) shares of our common stock, which he continues to own. Upon consummating the Midland agreement in August 2002, Mr. Hines re-joined our board of directors and became its chairman.

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

         - Midland agreed to assist us in obtaining a $7 million line of credit, and we and Midland subsequently agreed that this line of credit would be in the amount of $8 million. We subsequently established the line of credit with the Whitney National Bank; an affiliate of Midland has guaranteed our obligations under the line.

         - Midland agreed to take all steps necessary to continue the listing of our common stock on the Nasdaq SmallCap Market for a period of at least two years following consummation of the Midland agreement.

         Upon consummation of the Midland agreement on August 13, 2002:

         - $10,000,000 of the amount we owed Midland under the credit agreement was cancelled in exchange for 738 shares of our series A preferred stock, which was converted into 7,380,000 (adjusted to reflect the one-for-ten reverse stock split effected on August 4, 2003) shares of our common stock upon authorization at the 2003 Annual Meeting of Shareholders.

         - $12,791,024 of the amount we owed Midland under the credit agreement was converted into the following, which continue to constitute secured indebtedness under the credit agreement:
                  (i) a convertible debenture in the principal amount of $10,651,564 payable in five equal annual installments, bearing interest at Wall Street Journal Prime (that is, the prime rate of interest reported in the Wall Street Journal in its daily table of "Money Rates") plus 2.5 percentage points and convertible into shares of our common stock at $0.35 per share (the closing price of our common stock on the Nasdaq National Market on March 6, 2002, the date we concluded negotiations on the terms of the convertible debenture); and (ii) a promissory note in the principal amount of $2,139,500 (the amount of the advances made to us by Midland after we entered into the Midland agreement), which is payable August 13, 2005 and bears interest at the rate of Wall Street Journal Prime plus 3.0 percentage points.

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

         Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. At December 31, 2003, Midland had provided a standby letter of credit to a customer of the Company in support of a contract included in the Company's backlog at December 31, 2003. The letter of credit was in the amount of $3.1 million and expired on March 31, 2004. The Company reimbursed Midland $12,600 for the cost of the letter of credit. During the year ended December 31, 2003, Midland advanced amounts to the Company for working capital, which were repaid and readvanced from time to time as needed. At December 31, 2003, $5,900,000 was outstanding and owed to Midland for such advances. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not make available such additional funding to the Company when needed in the future, the Company could be unable to meet its obligations, including obligations under the credit agreement with Whitney, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

         The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau, including the employees of Nassau. This insurance coverage began on November 1, 2002. In the year ended December 31, 2003, the Company incurred costs of approximately $1,979,000 for coverage under this plan.

         Further, Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the year ended December 31, 2003 is $180,000 related to these services, which had been paid in full at December 31, 2003.

         At December 31, 2003, accrued and unpaid interest owed to Midland related to the secured, subordinated notes payable, the convertible debenture and working capital advances was $310,000.

         In the year ended December 31, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. Ridgelake is owned and controlled by Mr. William
A. Hines, Chairman of our Board of Directors, and his family. The total value of these contracts was $6.9 million; these contracts were completed at December 31, 2003. Included in revenue and gross profit for the year ended December 31, 2003 are $6,872,000 and $922,000, respectively, related to these contracts. At December 31, 2003, the Company had $41,000 receivable from Ridgelake related to these contracts.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. Deloitte & Touche LLP billed our Company approximately $156,100 for the audit of our financial statements for 2003 and for reviews of the unaudited interim financial statements included in our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2003. Deloitte & Touche billed our Company approximately $113,200 for the audit of our financial statements for 2002 and for a review of the unaudited interim financial statements included in our Form 10-Q for the quarter ended September 30, 2002. Our prior independent auditors, Ernst & Young LLP, billed our company approximately $22,405 for reviews of the unaudited interim financial statements included in our Forms 10-Q for the quarters ended March 31 and June 30, 2002.

         Audit Related Fees. The Company did not incur any fees for audit related services in 2003. In 2002, Deloitte & Touche billed our Company approximately $32,000 for audit related services. These services included assistance in responding to comments received from the staff of the Securities and Exchange Commission related to previous filings under the Securities Exchange Act of 1934 (the "Exchange Act") and accounting complexities associated with the Midland transaction.

         Tax Fees. Deloitte & Touche did not perform any tax related services for our Company in 2003 or 2002.

         All Other Fees. We did not incur any other fees for 2003 or 2002.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 3. Exhibits. See Exhibit Index below.

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
14          Code of Ethics for Principal/Chief Executive Officer and Senior
            Financial Executives dated April 9, 2004.

31.1        Certification of Principal Executive Officer pursuant to Exchange
            Act 13a-15 and 15d-15(e) accompanying and furnished with this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

31.2        Certification of Chief Financial Officer pursuant to Exchange Act
            13a-15 and 15d-15(e) accompanying and furnished with this Amendment
            No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNIFAB INTERNATIONAL, INC.

                                             By:     /s/William A. Hines,
                                                     Principal Executive Officer

Date: April 29, 2004

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
14          Code of Ethics for Principal/Chief Executive Officer and Senior
            Financial Executives dated April 9, 2004.

31.1        Certification of Principal Executive Officer pursuant to Exchange
            Act 13a-15 and 15d-15(e) accompanying and furnished with this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

31.2        Certification of Chief Financial Officer pursuant to Exchange Act
            13a-15 and 15d-15(e) accompanying and furnished with this Amendment
            No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 2003.