Form 10-Q
period 2004-03-31
UNIFAB INTERNATIONAL INC
filed 2004-05-17
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From_________________ to_______________

Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                             72-1382998
-------------------------------                              -------------------
(State or other jurisdiction or                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          5007 Port Road
           New Iberia, LA                                           70560
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

                                  (337)367-8291
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) Yes[ ] No [X]

Common Stock, $0.01 Par Value ---- 8,226,913 shares outstanding as of May 14, 2004.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -- March 31, 2004 and
                     December 31, 2003......................................................             1

                Condensed Consolidated Statements of Operations -- Three Months Ended
                     March 31, 2004 and 2003.................................................            2

                Condensed Consolidated Statements of Cash Flows -- Three Months Ended
                     March 31, 2004 and 2003.................................................            3

                Notes to Condensed Consolidated Financial Statements.........................            4

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................           13

      Item 3.   Quantitative and Qualitative Disclosure of Market Risk.......................           18

      Item 4.   Controls and Procedures......................................................           20

PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings............................................................           20

      Item 5.   Other Information............................................................           20

      Item 6.   Exhibits and Reports on Form 8-K.............................................           20

Signatures...................................................................................           21

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                 MARCH 31        DECEMBER 31
                                                                                                   2004             2003
                                                                                             ---------------    --------------
                                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current assets:
  Cash and cash equivalents                                                                       $      5         $     10
  Accounts receivable, net                                                                           8,981           11,411
  Costs and estimated earnings in excess of billings on uncompleted contracts                          489            1,287
  Income tax receivable                                                                                126              147
  Prepaid expenses and other assets                                                                    932            1,441
                                                                                                  --------         --------
Total current assets                                                                                10,533           14,296

Property, plant and equipment, net                                                                  24,678           25,223
Other assets                                                                                           438              700
                                                                                                  --------         --------
Total assets                                                                                      $ 35,649         $ 40,219
                                                                                                  ========         ========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                                $  2,730         $  4,782
  Billings in excess of costs and estimated earnings on uncompleted contracts                          526              875
  Accrued liabilities                                                                                2,294            2,454
  Contract loss reserves                                                                                64              697
  Notes payable to Midland                                                                           6,500            5,900
  Current maturities of long-term debt                                                               8,388              929
                                                                                                  --------         --------
Total current liabilities                                                                           20,502           15,637
Long-term debt, less current maturities                                                                 --            7,902
Secured, subordinated notes payable                                                                  6,848            6,848
Secured, subordinated, convertible debenture, net of unamortized discount of $2,800 and
   $2,931, respectively                                                                              7,852            7,721
                                                                                                  --------         --------
Total liabilities                                                                                   35,202           38,108

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, no shares outstanding                         --               --
  Common stock, $0.01 par value, 150,000,000 shares authorized, 8,201,899 shares outstanding
                                                                                                        82               82
  Additional paid-in capital                                                                        62,076           62,076
  Accumulated deficit                                                                              (61,711)         (60,047)
                                                                                                  --------         --------
Total shareholders' equity                                                                             447            2,111
                                                                                                  --------         --------
Total liabilities and shareholders' equity                                                        $ 35,649         $ 40,219
                                                                                                  ========         ========

            See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31
                                                    2004                     2003
                                                 -----------             ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ...................................        $ 13,840                $  9,523

Cost of revenue ...........................          13,744                   9,338
                                                   --------                --------
Gross profit (loss) .......................              96                     185
Selling, general and administrative
  expense .................................             964                   1,158
Impairment of goodwill ....................             260                      --
                                                   --------                --------
Loss from operations ......................          (1,128)                   (973)
Other income (expense):
  Interest expense ........................            (539)                   (461)
  Interest income .........................               3                       4
                                                   --------                --------
Loss before income taxes ..................          (1,664)                 (1,430)
Provision for income tax ..................              --                      --
                                                   --------                --------
Net loss ..................................        $ (1,664)               $ (1,430)
                                                   ========                ========
Basic and diluted loss per share (a) ......        $  (0.20)               $  (0.17)
                                                   ========                ========
Basic and diluted weighted average
  shares outstanding (a) ..................           8,202                   8,199
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

                                                             THREE MONTHS ENDED
                                                                   MARCH 31
                                                           -----------------------
                                                             2004            2003
                                                           --------        -------
                                                                (IN THOUSANDS)
Net cash (used in) provided by operating activities        $  (155)        $(2,794)

Investing activities:
Purchases of equipment                                         (24)           (407)
Collections on notes receivable                                 17              19
                                                           -------         -------
Net cash used in investing activities                           (7)           (388)
                                                           -------         -------

Financing activities:
Proceeds from notes payable to Midland                       6,100              --
Payments of notes payable to Midland                        (5,500)             --
Net change in other borrowings                                (443)          3,280
                                                           -------         -------
Net cash provided by (used in) financing activities            157           3,280
                                                           -------         -------

Net change in cash and cash equivalents                         (5)             98
Cash and cash equivalents at beginning of period                10              80
                                                           -------         -------
Cash and cash equivalents at end of period                 $     5         $   178
                                                           -------         -------

Supplemental disclosure of cash flow information:
   Income taxes (refunded), net                            $   (21)        $   (33)
                                                           -------         -------
   Interest paid, net of capitalized interest              $   376         $    40
                                                           =======         =======

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2004

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, rents compressors. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly-owned subsidiary, Rig Port Services, LLC, the Company provides repair, refurbishment and conversion services for oil and gas drilling rigs at its deep-water facility in Lake Charles, Louisiana.

      The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At March 31, 2004, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

      Certain amounts previously reported have been reclassified to conform to the presentation at March 31, 2004.

2.    CURRENT MATTERS

      Prior to and since the initiation of the Midland Recapitalization and Investment Transaction in April 2002, described more fully below, the Company has been incurring losses from operations. In response to this situation, the Company has eliminated noncore businesses and excess facilities, reduced overhead and restructured its management team and operations in an effort to return to profitability. In the three-month period ended March 31, 2004, the Company incurred a net loss of $1.7 million, including $374,000 related to the Company's process systems fabrication facility, which was underutilized, and a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the

Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company. Operating results for these operations are included in the Process Systems segment and are not significant to the historical operations of the Company. Also included in the net loss for the three month period ended March 31, 2004 are selling, general and administrative expenses of $964,000 and interest expense of $539,000. Current pricing for the Company's services and the level of utilization of the Company's main fabrication facilities have not resulted in operating profits sufficient to cover these costs.

      Revenue and gross profit produced at the Company's fabrication facility in Lake Charles, Louisiana were $3.4 million and $0.6 million in the quarter ended March 31, 2004. Nearly all of the operating results relate to one significant project being performed at the facility. Upon the completion of this project in April 2004 and considering the lack of current backlog for this facility, management decided to temporarily idle this facility. Management is currently evaluating various business alternatives relating to this facility and the impact, if any, these alternatives would have on the carrying value of the long-lived assets (approximately $6.2 million at March 31, 2004) related to this facility.

      The Company continues to bid and win contracts and invest capital in facilities and equipment. The Company continues to review operations, facilities, costs and business opportunities in an attempt to return to profitability.

      The Company renewed the Credit Agreement in November 2003, with Midland's continuing guarantee, and extended the maturity to January 31, 2005. As a result, the amounts outstanding under the Credit Agreement were classified as noncurrent in the December 31, 2003 balance sheet and are classified as current in the March 31, 2004 balance sheet. Later this year, the Company expects to renew the Credit Agreement, with Midland's continuing guarantee, and extend the maturity so that the liability again can be classified as noncurrent. Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the year ended December 31, 2003, Midland advanced $5.9 million to the Company for working capital, which is classified as a current liability at December 31, 2003. At March 31, 2004, $6.5 million was outstanding and owed to Midland related to this informal arrangement, which was classified as a current liability. As a result of classifying the amounts outstanding related to the Credit Agreement and the informal arrangement with Midland, the Company has working capital deficits of $10.0 million at March 31, 2004 and $1.3 million at December 31, 2003. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. At December 31, 2002, Midland provided a standby letter of credit to a customer in support of a contract, which was completed during the March 2004 quarter. The letter of credit expired in March 2004. Since that time, the Company has been awarded contracts totaling $13.1 million, which have required a financial guarantee or letter of credit from Midland. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months and that guarantees from Midland are necessary to win contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees to the Company when needed in the future, the Company will not be unable to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business, or could be unable to qualify for contract awards. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

      If the Company is unsuccessful in its efforts to return to profitability or obtain necessary capital from Midland as needed, it will not be able to meet its obligations in the ordinary course of business. The Company must experience a marked improvement in 2004 in order to remain a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.    MIDLAND RECAPITALIZATION AND INVESTMENT TRANSACTION

      In April 2002, the Company entered into an agreement with Midland Fabricators and Process Systems, LLC ("Midland") as a result of which, among other things, Midland acquired the rights of the Company's lenders under the Company's Senior Secured Credit Agreement. On August 13, 2002, pursuant to the agreement with Midland, Midland exchanged $24.1 million outstanding under the Company's Senior Secured Credit Agreement and $5.6 million in acquired claims of unsecured creditors for 738 shares of preferred stock, a secured subordinated convertible debenture in the amount of $10.7 million and two secured subordinated notes which total in the aggregate $6.8 million. The debenture is convertible into the Company's common stock at a price of $3.50 per share on a post reverse split basis. Midland's 738 shares of preferred stock converted automatically into a total of 7,380,000 shares of the Company's common stock on August 1, 2003, the date the shareholders authorized additional shares of common stock. The Company also recorded additional paid in capital on the transaction of $3.7 million resulting from the discount recorded on the secured subordinated convertible debenture, and capital contributions of $680,000 resulting from forgiveness by Midland of penalties accrued under the Senior Secured Credit Agreement and $914,000 resulting from partial forgiveness of the unsecured creditor claims acquired by Midland. Further, $675,000 of the amount the Company owed Midland under the Company's Senior Secured Credit Agreement was cancelled in exchange for the assignment to Midland of certain accounts.

4.    CONTRACTS IN PROGRESS

      Information pertaining to contracts in progress at March 31, 2004 and December 31, 2003 consisted of the following:

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2004              2003
                                                                                   ----              ----
                                                                                         (In thousands)
Costs incurred on uncompleted contracts                                          $ 38,540         $ 48,876
Estimated loss                                                                     (2,402)          (2,866)
                                                                                 --------         --------
                                                                                   36,138           46,010
Less billings to date                                                             (36,175)         (45,598)
                                                                                 --------         --------
                                                                                 $     37         $    412
                                                                                 ========         ========

Included in the accompanying balance sheets under the following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                     $    489         $  1,287
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                         (526)            (875)
                                                                                 --------         --------
                                                                                 $     37         $    412
                                                                                 ========         ========

      Accounts receivable includes unbilled receivables and retainages, respectively, of $356,000 and $10,000 at March 31, 2004, and of $138,000 and $10,000 at December 31, 2003.

      The Company had contract loss reserves of $64,000 at March 31, 2004 and $697,000 at December 31, 2003. Included in contract loss reserves at March 31, 2004 is $46,000 related to platform fabrication contracts, including $16,000 recorded in the three-month period ended March 31, 2004 related to a new fixed price platform fabrication contract. The contract is 84% complete and the expected delivery is in the June 2004 quarter. The remaining reserves for platform fabrication contracts relate to contracts that were substantially complete at March 31, 2004. The reserves for these contracts at December 31, 2003 was $688,000, substantially all of which was realized in the three-month period ended March 31, 2004.

      The remaining contract loss reserve at March 31, 2004 and at December 31, 2003 relates to contracts to provide process equipment. The reserves on these contracts reflect current competitive market conditions and increased estimated shop overhead costs due to low utilization of the Company's process system fabrication facilities. All of these contracts are expected to be completed during the June quarter of 2004.

5.    CREDIT FACILITY

      On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, and is secured by the assets of Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At March 31, 2004, the Company had $7.9 million in borrowings and letters of credit totaling $3,000 outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (2.85% at March 31, 2004), at the Company's discretion. The Credit Agreement matures January 31, 2005.

6.    INCOME TAXES

      The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of March 31, 2004, the Company recorded deferred tax assets of $19.6 million, including $19.0 million related to net operating loss carryforwards which, if not used, expire in years 2020 through 2024. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance of $16.3 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

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

      The following table sets forth the computation of basic and diluted earnings per share giving retroactive effect to the assumed conversion of Midland's 738 shares as of August 13, 2002 and giving effect to the one-for-ten reverse stock split:

                                                THREE MONTHS ENDED MARCH 31,
                                                    2004            2003
                                                -----------    -------------
Numerator:
   Net loss                                       $(1,664)        $(1,430)
                                                  =======         =======
Denominator:
   Weighted average shares of common stock
      outstanding                                   8,202             819
   Effect of issuance of convertible
      preferred stock on weighted average
      shares of common stock                           --           7,380
                                                  -------         -------
   Denominator for basic and diluted
      earnings per share - weighted
      average shares                                8,202           8,199
                                                  =======         =======
Basic and diluted loss per share                  $ (0.20)        $ (0.17)
                                                  =======         =======

      Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the period ended March 31, 2004, 75,000 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the period ended March 31, 2003, 133,500 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

      Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                            THREE MONTHS ENDED MARCH 31,
                                                             2004                  2003
                                                          ---------             ---------
Net loss, as reported                                     $  (1,664)            $  (1,430)
Add: Total stock-based employee compensation
    expense included in reported net loss, net
    of related tax effects                                       --                    --
Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                          --                    (8)
                                                          ---------             ---------
Pro forma net loss                                        $  (1,664)            $  (1,438)
                                                          =========             =========

Loss per share
    Basic and diluted, as reported                        $   (0.20)            $   (0.17)
                                                          =========             =========
    Basic and diluted, pro forma                          $   (0.20)            $   (0.18)
                                                          =========             =========

Weighted average fair value of grants                     $      --             $      --
                                                          =========             =========

      Black-Scholes option pricing model assumptions:

                                                           THREE MONTHS ENDED MARCH 31,
                                                             2004                 2003
                                                             ----                 ----
Risk-free interest rate                                      N/A                  1.82%
Volatility factor of the expected market price
  of UNIFAB stock                                            N/A                 1.072
Weighted average expected life of the option
                                                             N/A                 2 years
Expected dividend yield                                      --                    --

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

      LETTERS OF CREDIT

      In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At March 31, 2004, cash deposits totaling $115,000 secured outstanding letters of credit totaling $110,000. In addition, at March 31, 2004, letters of credit totaling $3,000 were outstanding under the Credit Agreement.

      EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with one of its former officers. This agreement terminates on August 18, 2006. The minimum annual compensation commitment by the Company under this agreement is $60,000.

      LEASES

      The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2013 for the structural fabrication facility with one 10-year renewal options, and in 2009 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. At March 31, 2004, the Company had approximately $10.6 million in aggregate lease commitments under operating leases, of which $0.7 million is payable during the next twelve months.

9.    RELATED PARTY TRANSACTIONS

      Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the three month period ended March 31, 2004, Midland advanced amounts to the Company for working capital, which were repaid and readvanced from time to time as needed. At March 31, 2004, $6,500,000 is outstanding and owed to Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not make available such additional funding to the Company when needed in the future, the Company would not be able to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

      The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau Holding Company, an affiliate of Midland ("Nassau"), including the employees of Nassau. In the three-month period ended March 31, 2004, the Company incurred costs of approximately $645,000 for coverage under this plan.

      Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the quarter ended March 31, 2004 and 2003 are $45,000, respectively, related to these services. At March 31, 2004, all amounts relative to these services had been paid.

      In the three-month period ended March 31, 2004, the Company had no contracts with any affiliates of Midland and had no uncollected receivables related prior contract activity with any affiliates of Midland. In the three-month period ended March 31, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts is $3.0 million. Included in revenue and gross profit in the three-month period ended March 31, 2003, are $1,949,000 and $302,000, respectively, related to these contracts. At March 31, 2003, the Company had $1,166,000 receivable from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc. is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family.

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

      The following tables show information about the revenue, profit or loss, depreciation and amortization, assets and expenditures for long-lived assets of each of the Company's reportable segments for the three-month periods ended March 31, 2004 and 2003. Segment assets do not include intersegment receivable balances as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.

                                                            THREE MONTHS ENDED MARCH 31,
                                                               2004               2003
                                                           ----------         ----------
                                                                  (IN THOUSANDS)
Segment revenue from external customers:
  Platform fabrication                                     $    8,562         $    5,727
  Process systems                                               1,855              3,692
  Drilling rig fabrication                                      3,423                104
  Intersegment eliminations                                        --                 --
                                                           ----------         ----------
                                                           $   13,840         $    9,523
                                                           ==========         ==========
Segment income (loss):
  Platform fabrication                                     $     (181)        $        8
  Process systems                                                (600)              (189)
  Drilling rig fabrication                                        300                (68)
  Other                                                            --                 --
                                                           ----------         ----------
                                                                 (481)              (249)
  Interest expense                                               (540)              (461)
  Unallocated corporate overhead                                 (643)              (720)
                                                           ----------         ----------
  Loss before income tax                                   $   (1,664)        $   (1,430)
                                                           ==========         ==========

Total assets of the Company by segment is as follows as of March 31, 2004 and December 31, 2003:

                                                         MARCH 31, 2004      DECEMBER 31, 2003
                                                         --------------      -----------------
                                                                   (IN THOUSANDS)
Segment assets at end of period:
  Platform fabrication                                     $   21,539            $   21,846
  Process systems                                               5,764                 6,742
  Drilling rig fabrication                                      7,346                 9,229
                                                           ----------            ----------
                                                               34,649                37,817
  Corporate                                                     1,000                 2,402
                                                           ----------            ----------
                                                           $   35,649            $   40,219
                                                           ==========            ==========

11.   COMPREHENSIVE INCOME

      The following is a summary of the Company's comprehensive income (loss) for the three months ended March 31, 2004 and 2003.

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2004           2003
                                                           ----------      ----------
                                                                 (IN THOUSANDS)
Net loss                                                   $   (1,664)     $   (1,430)
Currency translation adjustment                                    --             (24)
                                                           ----------      ----------
                                                           $   (1,664)     $   (1,454)
                                                           ==========      ==========

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

13.   NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003 the FASB issued modifications to FIN 46 ("FIN 46R") resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations because the Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements.

SUMMARY

      During the three month period ended March 31, 2004:

            - Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. During the three month period ended March 31, 2004, the Company funded operations and capital expenditures through advances from Midland. At March 31, 2004, the Company had $6.5 million in advances from Midland and $7.9 million outstanding under its line of credit, which is guaranteed by Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company will be unable to meet its obligations, including obligations under its line of credit, in the ordinary course of business.

            - Revenue for the three-month period ended March 31, 2004 increased over the same period last year by 45% to $13.8 million. This was largely due to the stability afforded the Company by the Midland Investment and Recapitalization transaction, which was completed on August 13, 2002;

            - Cost of sales for the three-month period ended March 31, 2004 increased over the same period last year by 47% to $13.7 million and as a percentage of revenue was 99% in the March 2004 quarter and 98% in the March 2003 quarter.

            - Selling, general and administrative expenses were reduced by approximately 22% in 2004. This was achieved mainly by reducing administrative personnel and other administrative costs over the period.

            - The Company recorded a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company.

            - On August 1, 2003 the shareholders of the Company approved the increase in the number of shares of authorized common stock to 150,000,000 shares. This increase allowed Midland to convert the 738 shares of preferred stock issued in relation to the Midland Investment and Recapitalization transaction into 73,800,000 shares of common stock. The shareholders also approved a one-for-ten reverse stock split, which was effected on August 3, 2003. After giving effect to the one-for-ten reverse stock split, the number of shares of common stock held by Midland was 7,380,000. All earnings (loss) per share amounts and weighted average number of shares outstanding have been restated to give effect to the one-for-ten reverse stock split effected on August 3, 2003.

MIDLAND SUPPORT

      Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. Nassau Holding Company (an affiliate of Midland) has guaranteed the Company's Senior Secured Credit Agreement with the Whitney National Bank. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. Through March 31, 2004, Midland advanced $6.5 million to the Company for working capital, which was outstanding at March 31, 2004. From time to time an needed, Midland provides financial guarantees, including letters of credit, in support of contract awards to the Company. Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three-month periods ended March 31, 2004 and 2003 are $45,000, respectively, related to these services. This support was necessary to stabilize the financial position and operations of the Company. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

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

RESULTS OF OPERATIONS

      Revenue for the three months ended March 31, 2004 increased 45% to $13.8 million from $9.5 million for the three months ended March 31, 2003. Revenue increased for the Company's platform fabrication segment and drilling rig fabrication segment. Decreased revenues from the Company's process systems segment in part offset this increase. Backlog was approximately $1.6 million and $7.6 million at March 31, 2004 and December 31, 2003, respectively. Since March 31, 2004, the Company has been awarded contracts totaling approximately $13.1 million, which are expected to be completed in the next 12 months. Midland has provided financial guarantees on many of these contracts.

      Total direct labor hours worked increased 69% overall from the levels experienced in the same period last year. Direct labor hours worked at the Company's platform fabrication and drilling rig fabrication facilities increased by 107% from the same period last year. This increase was partially offset by a reduction of approximately 41% to direct labor hours incurred at the Company's process systems facility.

      Cost of revenue was $13.7 million for the three months ended March 31, 2004, compared to $9.3 million for the same period last year. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs). These costs were approximately the same relative to revenue in both periods.

      Gross profit (loss) for the three months ended March 31, 2004 was $96,000 compared to $185,000 for the same period last year. Gross profit generated at the Company's drilling rig fabrication facility was offset in part by increased costs per manhour at the Company's platform fabrication facility and process system fabrication facility. During the quarter ended March 31, 2004, approximately 42% of the manhours incurred on platform fabrication projects related to the buoyancy can project and did not generate any gross profit to the March 31, 2004 quarter.

      Selling, general and administrative expense decreased to $0.9 million in the three months ended March 31, 2004, compared to $1.2 million in the three months ended March 31, 2003. This decrease is mainly due to reduced general and administrative expenses associated with closing underutilized facilities and overall reductions in administrative overhead and employees. The Company's selling, general and administrative expense as a percentage of revenue decreased to 7% in the three months ended March 31, 2004 from 12% in the same period last year.

      In the three-month period ended March 31, 2004 the Company recorded an impairment charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company. Operating results for these operations are included in the Process Systems segment and are not significant to the historical operations of the Company.

      Interest expense for the three months ended March 31, 2004 was 17% higher than the same period in 2003 due to the higher levels of indebtedness maintained during 2004. Amortization of the discount on the secured, subordinated debenture, is being recorded as interest expense. In each of the three-month periods ended March 31, 2004 and 2003, the Company recorded $130,000 interest expense related to amortization of the discount on the secured subordinated debenture.

      No net income tax benefit was recognized on the net loss recorded in the three-month periods ended March 31, 2004 and 2003. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed net deferred tax liabilities of the Company at March 31, 2004. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

SEGMENT INFORMATION

      The Company has identified three reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the quarters ended March 31, 2004 and 2003.

      PLATFORM FABRICATION SEGMENT

      Revenue for the platform fabrication segment increased 50%, or $2.8 million, to $8.6 million in the quarter ended March 31, 2004 from $5.7 million in the same quarter in 2003. Direct manhours in the March 2004 quarter increased 40% over the March 2003 quarter. Segment income (loss) decreased to a loss of $181,000 in the March 31, 2004 quarter from $8,000 in the March 31, 2003 quarter. Fabrication activity has increased over last year, although bidding for projects in this segment has remained competitive, causing lower profit margins. Approximately 42% of the manhours incurred in this segment related to the completion of a buoyancy can project and generated no gross profit. In the March 2003 quarter, segment income was reduced by $292,000 related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate reduced segment loss in the March 2004 quarter.

      PROCESS SYSTEMS SEGMENT

      Revenue for the process systems segment was $1.9 million in the three-month period ended March 31, 2004 compared to $3.7 million in the same quarter last year. In the quarter ended March 31, 2004, direct manhours decreased 41% from the March 2003 quarter. Due to this low level of activity and the increase in cost per manhour that resulted from it, segment loss increased in the March 31, 2004 quarter to $0.6 million from $0.2 million in the same quarter in 2003. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate decreased the segment loss in the March 31, 2004 but were offset by a charge of $0.3 related to goodwill associated with the Company's Compression Engineering business unit. Included in segment loss for the March 31, 2003 quarter were contract loss reserves of $170,000, including $117,000 recorded because of delays encountered on contracts to provide process equipment that are being manufactured overseas.

      DRILLING RIG FABRICATION SEGMENT

      Revenue for the drilling rig fabrication segment increased to $3.4 million in the quarter ended March 31, 2004 from $104,000 in the quarter ended March 31, 2003. In the March 31, 2004 quarter, the segment produced income of $300,000 compared to a segment loss of $68,000 for the quarter ended March 31, 2003. Nearly all of the operating results in this segment relate to one significant project being performed at the Company's fabrication facility in Lake Charles, Louisiana. Upon the completion of this project in April 2004 and considering the lack of current backlog for this facility, management decided to temporarily idle this facility. Management is currently evaluating various business alternatives relating to this facility and the impact, if any, these alternatives would have on the carrying value of the long-lived assets (approximately $6.2 million at March 31, 2004) related to this facility.

LIQUIDITY AND CAPITAL RESOURCES

      Historically the Company has funded its business activities through funds generated from operations, short - term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums, and long-term needs. During the three-month period ended March 31, 2004, the Company's available funds and $157,000 generated from financing activities together funded cash used in operations of $155,000 and investing activities of $7,000, primarily capital expenditures.

      Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the three-month period ended March 31, 2004, Midland advanced $600,000, which the Company used for working capital during the period. At March 31, 2004, $6.5 million was outstanding and owed to Midland related to this informal arrangement. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. At December 31, 2002, Midland provided a standby letter of credit to a customer in support of a contract, which was completed during the March 2004 quarter. The letter of credit expired in March 2004. Since that time, the Company has been awarded contracts totaling $13.1 million, which have required a financial guarantee or letter of credit from Midland. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months and that guarantees from Midland are necessary to win contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees when needed in the future, the Company will not be able to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support

      On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principle members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. At December 31, 2003, the Company had $7.9 million in borrowings and letters of credit totaling $3,000 outstanding under the revolving credit facility. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (2.85% at March 31, 2004), at the Company's discretion. The Credit Agreement matures January 31, 2005. At March 31, 2004, the Company had other letters of credit outstanding totaling $110,000, which were secured by cash deposits totaling $115,000.

      Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months. However, Management has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company will not be able to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003 the FASB issued modifications to FIN 46 ("FIN 46R") resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations because the Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $29.6 million, substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $296,000 per year if the Company were to maintain the same debt level and structure.

      The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The subsidiary is being liquidated, and therefore there are no operations at March 31, 2004. However, the liquidation proceeds are held in British Pounds pending the resolution of the liquidation and final distribution of the proceeds, if any. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact the final amount distributed; however, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2004.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

      Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include, but are not limited to, the risks, contingencies and uncertainties described immediately below:

      - advances and financial guarantees from Midland have been necessary for the Company to meet its obligations and fund operations and for contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees in the future as the Company requires it them, the Company will not be able to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support;

      -     general economic and business conditions and industry trends;

      -     the economic strength of our customers and potential customers;

      - decisions about offshore developments to be made by oil and gas companies;

      -     the highly competitive nature of our businesses;

      - our future financial performance, including availability, terms and deployment of capital;

      -     the continued availability of qualified personnel;

      - changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

      -     changes in existing environmental regulatory matters;

      -     rapid technological changes;

      -     realization of deferred tax assets;

      - consequences of significant changes in interest rates and currency exchange rates;

      - difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

      - social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East;

      -     effects of asserted and unasserted claims;

      -     our ability to obtain surety bonds and letters of credit; and

      - our ability to maintain builder's risk, liability and property insurance in amounts we consider adequate at rates that we consider economical, particularly after the impact on the insurance industry of the September 11, 2001 terrorist attacks.

ITEM 4. CONTROLS AND PROCEDURES

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

      There have been no significant changes in the Company's internal control over financial reporting or in other factors during the first quarter of fiscal year 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                Exhibit
                Number                           Description
                ------                           -----------

                 31.1 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

                 31.2 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

                 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

                 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

            (b) Reports on form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UNIFAB International, Inc.

Date May 14, 2004                   /s/  Peter J. Roman
                                    --------------------------------------------
                                    Peter J. Roman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                   Description
------                                   -----------

 31.1 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

 31.2 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004

 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the three-month period ended March 31, 2004