Form 10-Q
period 2004-06-30
UNIFAB INTERNATIONAL INC
filed 2004-08-16
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period From             to
                                           -----------    -----------

Commission file number 0-29416

                           UNIFAB International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                        72-1382998
------------------------------------               ----------------------------
  (State or other jurisdiction or                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

        5007 Port Road
        New Iberia, LA                                         70560
-------------------------------------              -----------------------------
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

Common Stock, $0.01 Par Value -- 8,226,913 shares outstanding as of August 8, 2004.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

                                                                                                            PAGE
PART I.     FINANCIAL INFORMATION

        Item 1.   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -- June 30, 2004 and December 31,
                    2003..........................................................................            1

                  Condensed Consolidated Statements of Operations -- Three Months Ended
                    June 30, 2004 and 2003; Six months ended June 30, 2004 and 2003...............            2

                  Condensed Consolidated Statements of Cash Flows  -- Six months ended
                    June 30, 2004 and 2003........................................................            3

                  Notes to Condensed Consolidated Financial Statements............................            4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.................................................................           13

        Item 3.   Quantitative and Qualitative Disclosure of Market Risk..........................           18

        Item 4.   Controls and Procedures.........................................................           20

PART II.    OTHER INFORMATION

        Item 1.   Legal Proceedings...............................................................           20

        Item 5.   Other Information...............................................................           20

        Item 6.   Exhibits and Reports on Form 8-K................................................           20

Signatures........................................................................................           21

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                   JUNE 30            DECEMBER 31
                                                                                                     2004                 2003
                                                                                                 ----------           -----------
                                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current assets:
  Cash and cash equivalents                                                                        $    148             $     10
  Accounts receivable, net                                                                            7,646               11,411
  Costs and estimated earnings in excess of billings on uncompleted contracts                         1,719                1,287
  Income tax receivable                                                                                   5                  147
  Prepaid expenses and other assets                                                                     609                1,441
                                                                                                   --------             --------
Total current assets                                                                                 10,127               14,296

Property, plant and equipment, net                                                                   20,328               25,223
Other assets                                                                                          1,295                  700
                                                                                                   --------             --------
Total assets                                                                                       $ 31,750             $ 40,219
                                                                                                   ========             ========

Liabilities and shareholders' equity (deficit)
Current liabilities:
  Accounts payable                                                                                 $  2,921             $  4,782
  Billings in excess of costs and estimated earnings on uncompleted contracts                         1,038                  875
  Accrued liabilities                                                                                 1,771                2,454
  Contract loss reserves                                                                                146                  697
  Notes payable to Midland                                                                            7,800                5,900
  Current maturities of long-term debt                                                                7,964                  929
                                                                                                   --------             --------
Total current liabilities                                                                            21,640               15,637

Long-term debt, less current maturities                                                                   -                7,902
 Secured, subordinated notes payable                                                                  6,848                6,848
 Secured, subordinated, convertible debenture, net of unamortized discount of $2,669 and
    $2,931, respectively                                                                              7,982                7,721
                                                                                                   --------             --------
 Total liabilities                                                                                   36,470               38,108

 Commitments and contingencies (Note 7)

 Shareholders' equity (deficit):
  Preferred stock, no par value, 5,000 shares authorized, no shares outstanding                           -                    -
  Common stock, $0.01 par value, 150,000,000 shares authorized, 8,226,913 and 8,201,899
   shares outstanding, respectively                                                                      82                   82
  Additional paid-in capital                                                                         62,173               62,076
  Accumulated deficit                                                                               (66,975)             (60,047)
                                                                                                   --------             --------
Total shareholders' equity (deficit)                                                                 (4,720)               2,111
                                                                                                   --------             --------
Total liabilities and shareholders' equity (deficit)                                               $ 31,750             $ 40,219
                                                                                                   ========             ========

            See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          THREE MONTHS ENDED JUNE 30         SIX  MONTHS ENDED JUNE 30
                                          --------------------------         -------------------------
                                             2004             2003             2004            2003
                                          ---------         --------         --------         --------
                                                      (In thousands except per share data)
Revenue................................    $  9,068         $ 14,483         $ 22,908         $ 24,006
Cost of revenue........................       9,323           13,964           23,066           23,303
                                           --------         --------         --------         --------
Gross profit (loss)....................        (255)             519             (158)             703
Impairment of Lake Charles facility....       3,307                -            3,307                -
Loss on disposal of equipment..........         389                -              389                -
Impairment of goodwill.................           -                -              260                -
Selling, general and administrative
  expense..............................         780            1,206            1,744            2,364
                                           --------         --------         --------         --------
Loss from operations...................      (4,731)            (687)          (5,858)          (1,661)
Other income (expense):
  Interest expense.....................        (538)            (504)          (1,078)            (965)
  Interest income......................           5                1                8                5
                                           --------         --------         --------         --------
Loss before income taxes...............      (5,264)          (1,190)          (6,928)          (2,621)
Income tax benefit.....................           -                -                -                -
                                           --------         --------         --------         --------
 Net loss..............................    $ (5,264)        $ (1,190)        $ (6,928)        $ (2,621)
                                           ========         ========         ========         ========

Basic and diluted loss per share.......    $  (0.64)        $  (0.15)        $  (0.84)        $  (0.32)
                                           ========         ========         ========         ========
Basic and diluted weighted average
  shares outstanding...................       8,220            8,199            8,211            8,199
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

                                                              SIX MONTHS ENDED
                                                                  JUNE 20
                                                           -----------------------
                                                            2004            2003
                                                           -------         -------
                                                               (IN THOUSANDS)
Net cash used in operating activities                      $(1,089)        $(2,136)

Investing activities:
Purchases of equipment                                         (59)           (719)
Proceeds from sale of equipment                                120               -
Collections on notes receivable                                 36              37
                                                           -------         -------
Net cash provided by (used in) investing activities             97            (682)
                                                           -------         -------
Financing activities:
Proceeds from notes payable to Midland                       9,600               -
Payments of notes payable to Midland                        (7,700)              -
Net change in other borrowings                                (867)          3,029
Proceeds from exercise of options                               97               -
                                                           -------         -------
Net cash provided by financing activities                    1,130           3,029
                                                           -------         -------
Net change in cash and cash equivalents                        138             211
Cash and cash equivalents at beginning of period                10              80
                                                           -------         -------
Cash and cash equivalents at end of period                 $   148         $   291
                                                           =======         =======
Supplemental disclosure of cash flow information:
   Income taxes (refunded), net                            $  (131)        $   (82)
                                                           =======         =======
   Interest paid, net of capitalized interest              $   777         $   402
                                                           =======         =======

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2004

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, rents compressors. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly-owned subsidiary, Rig Port Services, LLC, the Company has provided repair, refurbishment and conversion services for oil and gas drilling rigs at its deep-water facility in Lake Charles, Louisiana.

      The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At June 30, 2004, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

      Certain amounts previously reported have been reclassified to conform to the presentation at June 30, 2004.

2. CURRENT MATTERS

      Prior to and since the initiation of the Midland Recapitalization and Investment Transaction in April 2002, described more fully below, the Company has been incurring losses from operations. In response to this situation, the Company has eliminated noncore businesses and excess facilities, reduced overhead and restructured its management team and operations in an effort to return to profitability. In the three- and six-month periods ended June 30, 2004, the Company incurred a net loss of $5.3 million and $6.9 million, respectively. Included in the three-month period ended June 30, 2004 is a loss in the process systems segment of $546,000, which includes a $389,000 loss on the sale of a compressor rented from the Company and a loss from operations of $207,000 primarily related to underutilization of the process systems fabrication facility in New Iberia, Louisiana. Also included in the three-month period ended June 30, 2004 is a loss in the drilling rig fabrication segment of $3.6 million, which includes a loss from operations of $294,000 related to underutilization of the drilling rig fabrication facility in Lake Charles, Louisiana, and a $3.3 million charge for the impairment of that facility, which was closed during the quarter. The Company began having discussions with an interested party during the June 2004 quarter about selling the facility for $2.5 million in cash and notes. This impairment writes down the assets at the facility to $2.5 million. In addition to these items, the six-month period ended June 30, 2004 includes a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit, which was recorded in the quarter ended March 31, 2004. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company. Operating results for these operations are included in the Process Systems segment and are not significant to the historical operations of the Company. Also included in the net loss for the three- and six-month periods ended June 30, 2004 are selling, general and administrative expenses of $780,000 and $1.7 million, respectively, and interest expense of $538,000 and $1.1 million, respectively. Current pricing for the Company's services and the level of utilization of the Company's main fabrication facilities have not resulted in operating profits sufficient to cover these costs.

      Revenue and gross (loss) produced at the Company's fabrication facility in Lake Charles, Louisiana were $56,000 and ($294,000) in the three-month period ended June 30, 2004 and $3.5 million and ($82,000) in the six-month period ended June 30, 2004. Nearly all of the operating results related to one significant project at the facility, which was completed in April 2004. Upon completion of the project, there was no backlog for the facility, and as a result management decided to temporarily idle this facility. The Company has received an offer to acquire the facility for $2.5 million in cash and notes. Based on the current state of the drilling rig market, the low business level related to projects that could be placed at the facility, and the offer received to acquire the facility, the Company has recorded an impairment loss on these assets of $3.3 million in the second quarter of 2004. Management is currently evaluating this as well as other various business alternatives relating to this facility and the impact, if any, these alternatives would have on the remaining $2.5 million carrying value of the long-lived assets related to this facility.

      The Company received an informal notification from the Internal Revenue Service subsequent to June 30, 2004, stating that tax returns for certain carryback refunds had cleared certain levels of review by the IRS, and indicating that a more favorable outcome could result than that which was originally anticipated. The potential benefit to the Company is $2.6 million, which has not been recorded pending the completion of this review process and the ultimate collection of this amount from the IRS.

      The Company renewed the Credit Agreement in November 2003, with Midland's continuing guarantee, and extended the maturity to January 31, 2005. As a result, the amounts outstanding under the Credit Agreement were classified as noncurrent in the December 31, 2003 balance sheet and are classified as current in the June 30, 2004 balance sheet. Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the year ended December 31, 2003, Midland advanced $5.9 million to the Company for working capital, which is classified as a current liability at December 31, 2003. At June 30, 2004, $7.8 million was outstanding and owed to Midland related to this informal arrangement, which was classified as a current liability. As a result of classifying the amounts outstanding related to the Credit Agreement and the informal arrangement with Midland, the Company has working capital deficits of $11.5 million at June 30, 2004 and $1.3 million at December 31, 2003. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. At December 31, 2002, Midland provided a standby letter of credit to a customer in support of a contract, which was completed during the March 2004 quarter. The letter of credit expired in March 2004. Since that time, the Company has been awarded contracts totaling $13.1 million, which have required a financial guarantee or letter of credit from Midland. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months and that guarantees from Midland are necessary to win contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees to the Company when needed in the future, the Company will not be able to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business, or could be unable to qualify for contract awards. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

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

4. CONTRACTS IN PROGRESS

      Information pertaining to contracts in progress at June 30, 2004 and December 31, 2003 consisted of the following:

                                                                                  DECEMBER 31,
                                                               JUNE 30, 2004         2003
                                                               -------------       --------
                                                                       (In thousands)
Costs incurred on uncompleted contracts                           $ 37,087         $ 48,876
Estimated loss                                                      (2,281)          (2,866)
                                                                  --------         --------
                                                                    34,806           46,010
Less billings to date                                              (34,125)         (45,598)
                                                                  --------         --------
                                                                  $    681         $    412
                                                                  ========         ========
Included in the accompanying balance sheets under the
  following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                      $  1,719         $  1,287
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                        (1,038)            (875)
                                                                  --------         --------
                                                                  $    681         $    412
                                                                  ========         ========

      Accounts receivable includes unbilled receivables and retainages, respectively, of $170,000 and $10,000 at June 30, 2004, and of $138,000 and
$10,000 at December 31, 2003.

      The Company had contract loss reserves of $146,000 at June 30, 2004 and $697,000 at December 31, 2003. Included in contract loss reserves at June 30, 2004 is $144,000 related to platform fabrication contracts, including $137,000 recorded in the three-month period ended June 30, 2004 related to two new fixed price platform fabrication contracts. The contracts are approximately 13% complete and 72% complete and both will be delivered in the September 2004 quarter. The remaining reserves for platform fabrication contracts relate to contracts that were substantially complete at June 30, 2004. The reserves for these contracts at December 31, 2003 was $15,000, substantially all of which was realized in the six-month period ended June 30, 2004.

      The remaining contract loss reserve at June 30, 2004 and at December 31, 2003 relates to contracts to provide process equipment. All of these contracts will be delivered during the September quarter of 2004.

5. CREDIT FACILITY

      On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, and is secured by the assets of Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At June 30, 2004, the Company had $7.9 million in borrowings and letters of credit totaling $3,000 outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (2.875% at June 30, 2004), at the Company's discretion. The Credit Agreement matures January 31, 2005.

6. INCOME TAXES

      The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of June 30, 2004, the Company recorded deferred tax assets of $25.3 million, including $24.8 million related to net operating loss carryforwards which, if not used, expire in years 2020 through 2024. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance of $23.2 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

      The Company received an informal notification from the Internal Revenue Service subsequent to June 30, 2004, stating that tax returns for certain carryback refunds had cleared certain levels of review by the IRS, and indicating that a more favorable outcome could result than that which was originally anticipated. The potential benefit to the Company is $2.6 million, which has not been recorded pending the completion of this review process and the ultimate collection of this amount from the IRS.

7. SHAREHOLDERS' EQUITY (DEFICIT)

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

      The following table sets forth the computation of basic and diluted earnings (loss) per share giving retroactive effect to the assumed conversion of Midland's 738 shares as of August 13, 2002 and giving effect to the one-for-ten reverse stock split:

                                             THREE MONTHS ENDED JUNE 30          SIX  MONTHS ENDED JUNE  30
                                             --------------------------          --------------------------
                                               2004              2003              2004              2003
                                             --------           -------          --------           -------
                                                          (In thousands, except per share data)
Numerator:
   Net loss                                   $(5,264)          $(1,190)          $(6,928)          $(2,621)
Denominator:
   Weighted average shares of common
      stock outstanding                         8,220               819             8,211               819
   Effect of issuance of convertible
      preferred stock on weighted
      average shares of common stock                -             7,380                 -             7,380
                                              -------           -------           -------           -------
   Denominator for basic and diluted
      earnings per share - weighted
      average shares                            8,220             8,199             8,211             8,199
                                              =======           =======           =======           =======
Basic and diluted loss per share              $ (0.64)          $ (0.15)          $ (0.84)          $ (0.32)
                                              =======           =======           =======           =======

      Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the period ended June 30, 2004, 50,000 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the period ended June 30, 2003, 133,500 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

      Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30                       JUNE 30
                                                -----------------------      ------------------------
                                                  2004          2003            2004          2003
                                                ---------     ---------      ----------     ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss, as reported                           $  (5,264)    $  (1,190)     $   (6,928)    $  (2,621)
Add: Total stock-based employee compensation
    expense included in reported net loss,
    net of related tax effects                          -             -               -             -
Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                          -            (6)              -           (14)
                                                ---------     ---------      ----------     ---------
Pro forma net loss                              $  (5,264)    $  (1,196)     $   (6,928)    $  (2,635)
                                                =========     =========      ==========     =========
Loss per share
    Basic and diluted, as reported              $   (0.64)    $   (0.15)     $    (0.84)    $   (0.32)
                                                =========     =========      ==========     =========
    Basic and diluted, pro forma                $   (0.64)    $   (0.15)     $    (0.84)    $   (0.32)
                                                =========     =========      ==========     =========
Weighted average fair value of grants           $       -     $       -      $        -     $       -
                                                =========     =========      ==========     =========

     Black-Scholes option pricing model assumptions:

                                                      SIX MONTHS ENDED JUNE 30,
                                                       2004               2003
                                                      -----              ------
Risk-free interest rate                                 N/A                1.82%
Volatility factor of the expected market price
  of UNIFAB stock                                       N/A               1.072
Weighted average expected life of the option            N/A              2 years
Expected dividend yield                                   -                   -

      There were no option grants in the three-month periods ended June 30, 2004 and 2003.

8. COMMITMENTS AND CONTINGENCIES

      LEGAL MATTERS

      In addition to the matter described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States. While the outcome of these legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings is not likely to have a material adverse effect on the Company's consolidated financial statements.

      In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano alleged multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The Company filed a counterclaim for recovery of certain amounts paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. In January 2004, the parties agreed to settle the disputes subject of the lawsuit with full and final releases for all claims in exchange for a cash payment to the plaintiffs in the amount of $300,000 and, accordingly, the Company recorded the related liability at December 31, 2003. However, as of the filing of this report, the details of the settlement agreement and release have not been finalized, and the Company has not yet made the cash payment.

      LETTERS OF CREDIT

      In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At June 30, 2004, cash deposits totaling $115,000 secured outstanding letters of credit totaling $110,000. In addition, at June 30, 2004, letters of credit totaling $3,000 were outstanding under the Credit Agreement.

      EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with one of its former officers. This agreement terminates on August 18, 2006. The minimum annual compensation commitment by the Company under this agreement is $60,000.

      LEASES

      The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2013 for the structural fabrication facility with one 10-year renewal option, and in 2006 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. At June 30, 2004, the Company had approximately $9.7 million in aggregate lease commitments under operating leases, of which $0.7 million is payable during the next twelve months.

9. RELATED PARTY TRANSACTIONS

      Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the six month period ended June 30, 2004, Midland advanced amounts to the Company for working capital, which were repaid and readvanced from time to time as needed. At June 30, 2004, $7,800,000 was outstanding and owed to Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not make available such additional funding to the Company when needed in the future, the Company would not be able to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

      The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau Holding Company, an affiliate of Midland ("Nassau"), including the employees of Nassau. In the six-month periods ended June 30, 2004 and 2003, the Company incurred costs of approximately $1,125,000 and $980,000, respectively, for coverage under this plan.

      Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three- and six-month periods ended June 30, 2004 and 2003 are $45,000 and $90,000, respectively, related to these services. At June 30, 2004, all amounts relative to these services had been paid.

      In the three-month period ended June 30, 2004, the Company had no contracts with any affiliates of Midland and had no uncollected receivables related to prior contract activity with any affiliates of Midland. In the six-month period ended June 30, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts was $6.7 million. In the three- and six-month periods ended June 30, 2003, $3.2 million and $5.2 million, respectively, in revenue, and $340,000 and $641,000, respectively, in gross profit was recognized related to these contracts. At June 30, 2003, the Company had no uncollected amounts from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc. is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family.

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

     The following tables show information about the revenue, profit or loss, depreciation and amortization, assets and expenditures for long-lived assets of each of the Company's reportable segments for the three-and six-month periods ended June 30, 2004 and 2003. Segment assets do not include intersegment receivable balances as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30                               JUNE 30
                                          ---------------------------           ---------------------------
                                            2004               2003               2004               2003
                                          --------           --------           --------           --------
                                                                   (IN THOUSANDS)
Segment revenue:
  Platform fabrication                    $  6,711           $ 11,061           $ 15,273           $ 16,788
  Process systems                            2,301              3,258              4,156              6,950
  Drilling rig fabrication                      56                164              3,479                268
  Intersegment eliminations                      -                  -                  -                  -
                                          --------           --------           --------           --------
                                          $  9,068           $ 14,483           $ 22,908           $ 24,006
                                          ========           ========           ========           ========
Segment income (loss):
  Platform fabrication                    $     29           $    379           $   (153)          $    387
  Process systems                             (546)              (223)            (1,146)              (412)
  Drilling rig fabrication (a)              (3,601)              (253)            (3,301)              (321)
                                          --------           --------           --------           --------
                                            (4,118)               (97)            (4,600)              (346)
  Interest expense                            (538)              (504)            (1,077)              (965)
  Unallocated corporate overhead              (608)              (589)            (1,251)            (1,310)
                                          --------           --------           --------           --------
  Loss before income tax                  $ (5,264)          $ (1,190)          $ (6,928)          $ (2,621)
                                          ========           ========           ========           ========

(a) Included in the Drilling rig fabrication segment loss for the three and six month periods ended June 30, 2004 is an impairment loss of $3.3 million on the Lake Charles facility

Total assets of the Company by segment is as follows as of June 30, 2004 and December 31, 2003:

                                       JUNE 30, 2004  DECEMBER 31, 2003
                                       -------------  -----------------
                                               (IN THOUSANDS)
Segment assets at end of period:
  Platform fabrication                    $22,390          $21,846
  Process systems                           5,430            6,742
  Drilling rig fabrication                  2,880            9,229
                                          -------          -------
                                           30,700           37,817
  Corporate                                 1,050            2,402
                                          -------          -------
                                          $31,750          $40,219
                                          =======          =======

11 COMPREHENSIVE INCOME

      The following is a summary of the Company's comprehensive income (loss) for the three- and six- month periods ended June 30, 2004 and 2003.

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30                         JUNE 30
                                           -------------------------        ------------------------
                                              2004          2003                 2004       2003
                                           ----------     ----------        ----------    ----------
                                                                   (IN THOUSANDS)
  Net loss                                 $   (5,264)    $   (1,190)       $   (6,928)   $   (2,621)
  Currency translation adjustment                   -             65                 -            41
                                           ----------     ----------        ----------    ----------
                                           $   (5,264)    $   (1,125)       $   (6.928    $   (2,580)
                                           ==========     ==========        ==========    ==========

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

SUMMARY

      During the three- and six- month periods ended June 30, 2004:

            - The Company has been awarded new work, which has required financial guarantees from Midland, including letters of credit provided by Midland. The Company currently has bids for new work outstanding that has required guarantees from Midland, including letters of credit to be provided by Midland. These guarantees are necessary for the Company to be successful in qualifying for and being awarded new work. The Company has no control over whether Midland will continue to provide these guarantees in the future, as the Company requires them. If Midland does not provide such guarantees in the future, the Company may be unable to qualify for or be successful in winning new work.

            - Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. During the six-month period ended June 30, 2004, the Company funded operations and capital expenditures through advances from Midland. At June 30, 2004, the Company had $7.8 million in advances from Midland and $7.9 million outstanding under its line of credit, which is guaranteed by Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company will be unable to meet its obligations, including obligations under its line of credit, in the ordinary course of business.

            - Revenue for the three-month period ended June 30, 2004 decreased from the same period last year by 37% to $9.1 million. The decrease relates primarily to reduced revenue in the Company's platform fabrication segment. In the six-month period ended June 30, 2004, revenue decreased 5% to $22.9 million. The platform fabrication segment and the process systems segment decreased relative to the same period last year, which was offset in part by an increase in revenue in the drilling rig fabrication segment.

            - Cost of sales for the three- and six-month periods ended June 30, 2004 decreased compared to the same periods last year. Cost of sales exceeded revenue in the three- and six- month periods ended June 30, 2004.

            - Selling, general and administrative expenses were reduced by approximately 35% in the three-month period ended June 30, 2004, compared to the same period in 2003, and by approximately 26% in the six-month period ended June 30, 2004, compared to the same period last year. This was achieved mainly by reducing administrative personnel and other administrative costs over the respective periods.

            - The Company received an informal notification from the Internal Revenue Service subsequent to June 30, 2004, stating that tax returns for certain carryback refunds had cleared certain levels of review by the IRS, and indicating that a more favorable outcome could result than that which was originally anticipated. The potential benefit to the Company is $2.6 million, which has not been recorded pending the completion of this review process and the ultimate collection of this amount from the IRS.

            - The Company recorded an impairment charge of $3.3 million in the three-month period ended June 30, 2004 related to the facility in Lake Charles, Louisiana, which is idle at this time. The charge reduced the recorded value of the facility to $2.5 million.

            - The Company recorded a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit during the first quarter of 2004. As part of the Company's ongoing evaluation and reorganization of operations, the Company suspended engineering and maintenance operations related to compressors, including compressors rented from the Company.

            - On August 1, 2003, the shareholders of the Company approved the increase in the number of shares of authorized common stock to 150,000,000 shares. This increase allowed Midland to convert the 738 shares of preferred stock issued in relation to the Midland Investment and Recapitalization transaction into 73,800,000 shares of common stock. The shareholders also approved a one-for-ten reverse stock split, which was effected on August 3, 2003. After giving effect to the one-for-ten reverse stock split, the number of shares of common stock held by Midland was 7,380,000. All earnings (loss) per share amounts and weighted average number of shares outstanding have been restated to give effect to the one-for-ten reverse stock split effected on August 3, 2003.

MIDLAND SUPPORT

      Since the Midland Transaction, Midland has provided financial, operational and management support to the Company. Nassau Holding Company (an affiliate of Midland) has guaranteed the Company's Senior Secured Credit Agreement with Whitney National Bank. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. Through June 30, 2004, Midland advanced $7.8 million to the Company for working capital, which was outstanding at June 30, 2004. From time to time as needed, Midland provides financial guarantees, including letters of credit, in support of contract awards to the Company. Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three- and six- month periods ended June 30, 2004 and 2003 are $45,000 and $90,000, respectively, related to these services. This support was necessary to stabilize the financial position and operations of the Company. The Company will require the continued support from Midland, or another source of working capital until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

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

RESULTS OF OPERATIONS

      Revenue for the three months ended June 30, 2004 decreased 37% to $9.1 million from $14.5 million for the three months ended June 30, 2003. Revenue decreased for all business segments in the three-month period ended June 30, 2004 compared to the same period last year. Backlog was approximately $12.0 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively.

      Total direct labor hours worked during the three-month period ended June 30, 2004 decreased 35% overall from the levels experienced in the same period last year, due to decreased manhours at the Company's platform fabrication and process system facilities. For the six-month period ended June 30, 2004, manhours at the platform fabrication and process system facilities were approximately 13% lower than for the same period last year.

      Cost of revenue was $9.3 million and $23.1 million for the three- and six-month periods ended June 30, 2004, compared to $14.0 million and $23.3 million for the same periods last year. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs).

      Gross profit (loss) for the three months ended June 30, 2004 was ($255,000) compared to gross profit of $519,000 for the same period last year. Gross profit generated at the Company's platform fabrication facility was offset by increased costs per manhour at the Company's process systems facility. The Company's drilling rig fabrication facility was closed in April 2004.

      Other operating expenses in the three- and six-month periods ended June 30, 2004 include an impairment loss of $3.3 million on the Lake Charles facility. Operating losses incurred at the facility, the lack of backlog for the facility and the business outlook resulted in the Company closing the facility early in the June 2004 quarter. Since that time the Company has sought alternatives for the facility, including partnering with a financially stronger entity to operate the facility or selling the facility. In evaluating the recoverability of its investment in the Lake Charles facility, the Company concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and based on this analysis recorded an impairment loss of $3.3 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $2.5 million. Also included in other operating expenses in the three- and six-month periods ended June 30, 2004 is a $389,000 loss on the disposal of a compressor, which was previously being rented from the Company. In the three-month period ended March 31, 2004 the Company recorded an impairment charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company. Operating results for these operations are included in the

Process Systems segment and are not significant to the historical operations of the Company.

      Selling, general and administrative expense decreased to $0.8 million in the three months ended June 30, 2004 and $1.7 million in the six months ended June 30, 2004, compared to $1.2 million and $2.4 million in the same periods in 2003, respectively. This decrease is mainly due to reduced general and administrative expenses associated with closing underutilized facilities and overall reductions in administrative overhead and employees.

      Interest expense for the three- and six-month periods ended June 30, 2004 was higher than the same periods in 2003 due to the higher levels of indebtedness maintained during 2004. Amortization of the discount on the secured, subordinated debenture is being recorded as interest expense. In each of the three-month periods ended June 30, 2004, the Company recorded $130,000 of interest expense related to amortization of the discount on the secured subordinated debenture. In each of the six-month periods ended June 30, 2004 and 2003, the Company recorded $260,000 interest expense related to amortization of the discount on the secured subordinated debenture.

      No net income tax benefit was recognized on the net loss recorded in the three-month periods ended June 30, 2004 and 2003. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed net deferred tax liabilities of the Company at June 30, 2004. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

SEGMENT INFORMATION

      The Company has identified three reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the three- and six-month periods ended June 30, 2004 and 2003.

      PLATFORM FABRICATION SEGMENT

      Revenue for the platform fabrication segment decreased 39%, or $4.4 million, to $6.7 million in the quarter ended June 30, 2004 from $11.1 million in the second quarter of 2003. Direct manhours in the June 2004 quarter decreased 36% from the June 2003 quarter. In the six-month period ended June 30, 2004, revenue decreased 9% from the same period last year to $15.3 million. Segment income (loss) decreased to $29,000 in the June 30, 2004 quarter from $379,000 in the June 30, 2003 quarter, and to a loss of ($153,000) in the six-month period ended June 30, 2004 from segment income of $387,000 in the same period last year. Fabrication activity has decreased from last year, and bidding for projects in this segment has remained competitive, causing lower profit margins. In the March 2003 quarter, segment income was reduced by $292,000 related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate reduced segment loss in the three- and six-month periods ended June 30, 2004.

      PROCESS SYSTEMS SEGMENT

      Revenue for the process systems segment was $2.3 million in the three-month period ended June 30, 2004 compared to $3.3 million in the same quarter last year. In the quarter ended June 30, 2004, direct manhours decreased 29% from the June 2003 quarter. Due to this low level of activity and the increase in cost per manhour that resulted from it, segment loss increased in the June 30, 2004 quarter to $0.5 million from $0.2 million in the same quarter in 2003. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate decreased the segment loss in the June 30, 2004 quarter. Revenue for the six-month period ended June 30, 2004 was $4.2 million compared to $7.0 million in the same period last year. Segment loss for the six-month period ended June 30, 2004 was $1.1 million compared to $412,000 in the same period last year. Included in segment loss in the six-month period ended June 30, 2004 was a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. Included in segment loss for the six-month period ended June 30, 2003 were contract loss reserves of $220,000, including $117,000 recorded because of delays encountered on contracts to provide process equipment that was being manufactured overseas.

      DRILLING RIG FABRICATION SEGMENT

      Revenue for the drilling rig fabrication segment decreased to $56,000 in the quarter ended June 30, 2004 from $164,000 in the same period last year. In the six-month period ended June 30, 2004, revenue was $3.4 million compared to $268,000 in the same period last year. Nearly all of the operating results in this segment relate to one significant project being performed at the Company's fabrication facility in Lake Charles, Louisiana. Upon the completion of this project in April 2004, management decided to temporarily idle this facility. Since that time, the Company has sought alternatives for the facility, including partnering with a financially stronger entity to operate the facility or possibly selling the facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and based on this analysis recorded an impairment loss of $3.3 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its business activities through borrowings from time to time as needed from Midland, as more fully described below, funds generated from operations, short - term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums and long-term needs. During the six-month period ended June 30, 2004, the Company's available funds, $1.1 generated from financing activities and $97,000 provided by investing activities together funded cash used in operations of $1.1 million.

      Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the six-month period ended June 30, 2004, Midland advanced $9.6 million, which the Company used for working capital during the period. At June 30, 2004, $7.8 million was outstanding and owed to Midland related to this informal arrangement. As a result of classifying the amounts outstanding related to the informal arrangement with Midland and the Credit Agreement as current liabilities, the Company has a working capital deficit of $11.5 million at June 30, 2004. The liquidity afforded by the advances from Midland was necessary for the Company to meet its obligations and fund operations throughout the six months ended June 30, 2004. Since the Midland investment, the Company has received contracts, which have required a financial guarantee or letter of credit from Midland. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months and that guarantees from Midland are necessary to win contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees when needed in the future, the Company will not be able to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support

      On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principal members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. At June 30, 2004 and December 31, 2003, respectively, the Company had $7.9 million in borrowings and letters of credit totaling $3,000 outstanding under the revolving credit facility. Borrowings under the Credit Agreement bear interest at

Libor plus 1.75% or the Prime rate (2.875% at June 30, 2004), at the Company's discretion. The Credit Agreement matures January 31, 2005. At June 30, 2004, the Company had other letters of credit outstanding totaling $110,000, which were secured by cash deposits totaling $115,000.

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

                                                     Payment due by year
                              -----------------------------------------------------------------
                                       Remainder                                        Beyond
                               Total     2004       2005     2006     2007     2008      2008
                              -------  ---------  -------   ------   ------   -------   -------
Operating lease obligations   $ 9,635   $   346   $   692   $  692   $  692   $   692   $ 6,521
Settlement of lawsuit             300       300        --       --       --        --        --
Long-term debt                 15,764     7,862     7,902       --       --        --        --
Secured, subordinated notes
 payable                        6,848        --     2,139    4,709       --        --        --
Secured, subordinated,
 convertible debenture         10,652        --        --       --    2,130     2,130     6,392
                              -------   -------   -------   ------   ------   -------   -------
                              $43,199   $ 8,508   $10,733   $5,401   $2,822   $ 2,822   $12,913
                              =======   =======   =======   ======   ======   =======   =======

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $30.6 million, substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $306,000 per year if the Company were to maintain the same debt level and structure.

      The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The subsidiary is being liquidated, and therefore there are no operations at June 30, 2004. However, the liquidation proceeds are held in British Pounds pending the resolution of the liquidation and final distribution of the proceeds, if any. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact the final amount distributed; however, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2004.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

      Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict," and similar expressions often identify forward-looking statements. Such statements may involve risks and uncertainties and include, among other things, information as to possible future increases in oil and gas prices and drilling activity and the effect of current and future levels of prices and drilling activity on demand for products and services of the Company, on the prices the Company can obtain for its products and services and on the profitability of the Company. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements, and investors are cautioned not to place undue reliance upon them. Those factors include, but are not limited to, the risks, contingencies and uncertainties described immediately below:

      - advances and financial guarantees from Midland have been necessary for the Company to meet its obligations and fund operations and for contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland or some other source of financial support does not provide such additional funding or financial guarantees in the future as the Company requires them, the Company probably will not be able to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland or another source of financial support until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support;

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

      -     our ability to obtain surety bonds and letters of credit; and

      - our ability to maintain builder's risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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

      PART II

ITEM 1. LEGAL PROCEEDINGS.

      In addition to the matter described below, the Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States. While the outcome of these legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of such proceedings is not likely to have a material adverse effect on the Company's consolidated financial statements.

      In a lawsuit filed against the Company in the 14th Judicial Court in the Parish of Calcasieu, State of Louisiana, Professional Industrial Maintenance, L.L.C., Don E. Spano and Kimberly Spano alleged multiple claims for breach of contract, breach of specific performance, a request for injunction, request for damages, and a request for treble damages and attorney fees for violations of the Louisiana Unfair Trade Practices Act. Mr. Spano was the managing member of Professional Industrial Maintenance, LLC, the company whose assets we acquired in January 1998. The Company filed a counterclaim for recovery of certain amounts paid on behalf of Professional Industrial Maintenance, LLC and Mr. Spano as a result of the transaction. In January 2004, the parties agreed to settle the disputes subject of the lawsuit with full and final releases for all claims in exchange for a cash payment to the plaintiffs in the amount of $300,000 and, accordingly, the Company recorded the related liability at December 31, 2003. However, as of the filing of this report, the details of the settlement agreement and release have not been finalized, and the Company has not yet made the cash payment.

ITEM 5. OTHER INFORMATION

      This report on Form 10-Q is accompanied by a statement of the Principal Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      The Company's common stock was delisted from the NASDAQ SmallCap Market effective June 28, 2004, as the Company ceased to meet the NASDAQ's listing requirements. Since that time, shares of the Company's common stock have traded, from time to time, in the over-the-counter market and on the Pink Sheets.

      On March 29, 2004, the Company's independent auditor issued its audit report on the Company's December 31, 2003 financial statements. The audit report included a "going concern qualification" which is an explanatory paragraph relating to the Company's ability to continue as a going concern due to its recurring losses from operations, negative working capital position and difficulties in meeting its financial obligations and funding its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

Exhibit
 Number                                 Description
-------     --------------------------------------------------------------------
 31.1       Certification pursuant to Exchange Act 13a-15 and 15d-15(e)
            accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 31.2 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 99.1 Press release issued by the Company on April 5, 2004 concerning the inclusion of a going concern qualification included in the audit report issued on the Company's financial statements for the year ended December 31, 2003, as required by NASDAQ Marketplace Rule
            4350(b)

 99.2 Press release issued by the Company on May 28, 2004 concerning the notice that the Company's stock would be delisted from the NASDAQ
            SmallCap Market because it did not meet the listing requirements

 99.3 Press release issued by the Company on June 21, 2004 concerning the final NASDAQ Staff Determination received on June 17, 2004 announcing that the Company's common stock would be delisted from the NASDAQ SmallCap Market on June 28, 2004

(b)   Reports on form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNIFAB International, Inc.

Date August 14, 2004                        /s/ Frank J. Cangelosi, Jr.
                                            ------------------------------------
                                            Frank J. Cangelosi, Jr.
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

Exhibit
 Number                                Description
-------     --------------------------------------------------------------------
 31.1       Certification pursuant to Exchange Act 13a-15 and 15d-15(e)
            accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 31.2 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the six-month period ended June 30, 2004

 99.1 Press release issued by the Company on April 5, 2004 concerning the inclusion of a going concern qualification included in the audit report issued on the Company's financial statements for the year ended December 31, 2003, as required by NASDAQ Marketplace Rule
            4350(b)

 99.2 Press release issued by the Company on May 28, 2004 concerning the notice that the Company's stock would be delisted from the NASDAQ
            SmallCap Market because it did not meet the listing requirements

 99.3 Press release issued by the Company on June 21, 2004 concerning the final NASDAQ Staff Determination received on June 17, 2004 announcing that the Company's common stock would be delisted from the NASDAQ SmallCap Market on June 28, 2004