Form 10-Q
period 2004-09-30
UNIFAB INTERNATIONAL INC
filed 2005-01-28
CIK 101990

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________to __________

Commission file number 0-29416

                           UNIFAB International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                            72-1382998
--------------------------------                         -----------------------
(State or other jurisdiction or                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           5007 Port Road
           New Iberia, LA                                         70560
----------------------------------------                 -----------------------
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

Common Stock, $0.01 Par Value--8,997,899 shares outstanding as of January 24, 2005.

                           UNIFAB INTERNATIONAL, INC.

                                      INDEX

                                                                                   PAGE
PART I. FINANCIAL INFORMATION
      Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -- September 30, 2004 and
              December 31, 2003..................................................    1

            Condensed Consolidated Statements of Operations -- Three Months Ended
              September 30, 2004 and 2003; Nine months ended September 30, 2004
              and 2003...........................................................    2

            Condensed Consolidated Statements of Cash Flows -- Nine months ended
              September 30, 2004 and 2003........................................    3

            Notes to Condensed Consolidated Financial Statements.................    4

      Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................   15

      Item 3. Quantitative and Qualitative Disclosure of Market Risk.............   22

      Item 4. Controls and Procedures............................................   23

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings..................................................   24

      Item 5. Other Information..................................................   24

      Item 6. Exhibits and Reports on Form 8-K...................................   24

Signatures.......................................................................   25

                           UNIFAB INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         SEPTEMBER 30         DECEMBER 31
                                                                                             2004                2003
                                                                                         ------------         ------------
                                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current assets:
  Cash and cash equivalents                                                                $    122             $     10
  Accounts receivable, net                                                                    3,747               11,411
  Costs and estimated earnings in excess of billings on uncompleted contracts                   299                1,287
  Income tax receivable                                                                          49                  147
  Prepaid expenses and other assets                                                             243                1,441
  Assets of discontinued operations                                                           5,386                    -
                                                                                           --------             --------
Total current assets                                                                          9,846               14,296

Property, plant and equipment, net                                                           16,181               25,223
Other assets                                                                                  1,500                  700
                                                                                           --------             --------
Total assets                                                                               $ 27,527             $ 40,219
                                                                                           ========             ========
Liabilities and shareholders' equity (deficit)
Current liabilities:
  Accounts payable                                                                         $  1,990             $  4,782
  Billings in excess of costs and estimated earnings on uncompleted contracts                   964                  875
  Accrued liabilities                                                                         2,167                2,454
  Contract loss reserves                                                                          8                  697
  Notes payable to Midland                                                                    2,600                5,900
  Current maturities of long-term debt                                                        7,964                  929
  Liabilities of discontinued operations                                                        228                    -
                                                                                           --------             --------
Total current liabilities                                                                    15,921               15,637

Long-term debt, less current maturities                                                           -                7,902
Secured, subordinated notes payable                                                           6,848                6,848
Secured, subordinated, convertible debenture, net of unamortized discount of $1,896 and
  $2,931, respectively                                                                        6,057                7,721
                                                                                           --------             --------
Total liabilities                                                                            28,826               38,108

Commitments and contingencies (Note 8)

Shareholders' equity (deficit):
  Preferred stock, no par value, 5,000 shares authorized, no shares outstanding                   -                    -
  Common stock, $0.01 par value, 150,000,000 shares authorized, 8,997,899 and 8,201,899
    shares outstanding, respectively                                                             90                   82
  Additional paid-in capital                                                                 64,864               62,076
  Accumulated deficit                                                                       (66,253)             (60,047)
                                                                                           --------             --------
Total shareholders' equity (deficit)                                                         (1,299)               2,111
                                                                                           --------             --------
Total liabilities and shareholders' equity (deficit)                                       $ 27,527             $ 40,219
                                                                                           ========             ========

See accompanying notes.
                                       1

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                       --------------------------------    ------------------------------
                                                         2004                    2003        2004                  2003
                                                       -------                 --------    --------              --------
                                                                     (In thousands except per share data)
Revenue..............................................  $ 7,744                 $ 10,312    $ 23,094              $ 27,321
Cost of revenue......................................    8,080                   11,356      23,152                27,801
                                                       -------                 --------    --------              --------
Gross loss...........................................     (336)                  (1,044)        (58)                 (480)
Selling, general and administrative
  expense............................................      458                      587       1,828                 2,000
                                                       -------                 --------    --------              --------
Loss from operations.................................     (794)                  (1,631)     (1,886)               (2,480)
Other income (expense):

  Interest expense...................................   (1,216)                    (489)     (2,293)               (1,454)
  Interest income....................................      890                        4         898                     9
                                                       -------                 --------    --------              --------
Loss from continuing operations before income taxes..   (1,120)                  (2,116)     (3,281)               (3,925)
Income tax benefit...................................    2,212                        -       2,212                     -
                                                       -------                 --------    --------              --------
Income (loss) from continuing operations.............    1,092                   (2,116)     (1,069)               (3,925)
Discontinued operations
Loss from operation of discontinued process systems
  segment............................................     (149)                    (458)     (1,527)               (1,255)
Loss from operation of discontinued drilling rig
  fabrication segment................................     (221)                  (1,068)     (3,610)               (1,083)
Income tax benefit...................................        -                        -           -                     -
                                                       -------                 --------    --------              --------
Loss on discontinued operations......................     (370)                  (1,526)     (5,137)               (2,338)
                                                       -------                 --------    --------              --------
Net income (loss)....................................  $   722                 $ (3,642)   $ (6,206)             $ (6,263)
                                                       =======                 ========    ========              =========

Basic and diluted income (loss) per share from
  continuing operations..............................  $  0.13                 $  (0.26)   $  (0.13)             $  (0.48)
                                                       =======                 ========    ========              ========

Basic and diluted loss per share from discontinued
  operations.........................................  $ (0.04)                $  (0.18)   $  (0.63)             $  (0.28)
                                                       =======                 ========    ========              ========

Basic and diluted income (loss) per share............  $  0.09                 $  (0.44)   $  (0.76)             $  (0.76)
                                                       =======                 ========    ========              ========

Basic and diluted weighted average shares
  outstanding........................................    8,235                    8,193       8,219                 8,193
                                                       =======                 ========    ========              ========

(a) All earnings (loss) per share amounts and weighted average number of shares outstanding have been restated to give effect to a one-for-ten reverse stock split effected on August 3, 2003

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                                  ---------  ---------
                                                                                                    2004       2003
                                                                                                  ---------  ---------
                                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                          $ (6,206)  $ (6,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation                                                                                      1,082        888
   Amortization of discount on secured, subordinated convertible debenture
                                                                                                       392        391
   Write off of unamortized discount on debentures converted                                           643          -
   Provision for doubtful accounts                                                                      60          -
   Loss from discontinued operations                                                                 5,137      1,926
   Changes in operating assets and liabilities, net of discontinued operations:
      Accounts receivable                                                                            2,334     (1,091)
      Net costs and estimated earnings in excess of billings and billings in excess of costs and
        estimated earnings on uncompleted contracts                                                   (802)     1,515
      Prepaid expenses and other assets                                                              3,965     (2,513)
      Reduction in valuation allowance related to income tax carryback refund received
                                                                                                    (2,212)         -
                                                                                                  --------   --------
      Accounts payable and accrued liabilities                                                        (234)       437
                                                                                                  --------   --------
Net cash provided by (used in) operating activities                                                  4,159     (4,710)

Investing activities:
Purchases of equipment                                                                                 (31)      (202)
Proceeds from sale of equipment                                                                          -          -
Collections on notes receivable                                                                         54         54
                                                                                                  --------   --------
Net cash provided by (used in) investing activities                                                     23       (148)
                                                                                                  --------   --------
Financing activities:
Proceeds from notes payable to Midland                                                              12,100          -
Payments of notes payable to Midland                                                               (15,400)         -
Net change in other borrowings                                                                        (867)     5,004
Proceeds from exercise of options                                                                       97          -
                                                                                                  --------   --------
Net cash provided by  (used in) financing activities                                                (4,070)     5,004
                                                                                                  --------   --------
Net change in cash and cash equivalents                                                                112        146
Cash and cash equivalents at beginning of period                                                        10         80
                                                                                                  --------   --------
Cash and cash equivalents at end of period                                                        $    122   $    226
                                                                                                  ========   ========
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
   Income taxes (refunded), net                                                                   $ (2,418)  $   (200)
                                                                                                  ========   ========
   Interest paid, net of capitalized interest                                                     $    855   $    765
                                                                                                  ========   ========
   Interest received                                                                              $    898   $      -
                                                                                                  ========   ========
Non cash activities:
   Midland conversion of debenture into shares of common stock (Note 2)

See accompanying notes.

                           UNIFAB INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2004

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      UNIFAB International, Inc. (the Company) fabricates and assembles jackets, decks, topside facilities, quarters buildings, drilling rigs and equipment for installation and use offshore in the production, processing and storage of oil and gas. Through a wholly-owned subsidiary, Allen Process Systems, LLC, the Company designs and manufactures specialized process systems such as oil and gas separation systems, gas dehydration and treatment systems, and oil dehydration and desalting systems, and other production equipment related to the development and production of oil and gas reserves. Compression Engineering Services, Inc.
(CESI), a division of Allen Process Systems, LLC, rents compressors. The Company's main fabrication facilities are located at the Port of Iberia in New Iberia, Louisiana. Through a wholly-owned subsidiary, Rig Port Services, LLC, the Company has provided repair, refurbishment and conversion services for oil and gas drilling rigs at its deep-water facility in Lake Charles, Louisiana. As more fully described below, during the quarter ended September 30, 2004, the Company has entered into a plan to dispose of assets and facilities related to its process systems design and manufacture and its drilling rig fabrication segments. As a result of entering into these plans, the operations of the process systems and rig fabrication segments have been accounted for as discontinued operations.

      The operating cycle of the Company's contracts is typically less than one year, although some large contracts may exceed one year's duration. Assets and liabilities have been classified as current and noncurrent under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received within a 12-month period. At September 30, 2004, it was anticipated that substantially all contracts in progress, and receivables associated therewith, would be completed and collected within a 12-month period.

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

      Certain amounts previously reported have been reclassified to conform to the presentation at September 30, 2004.

2.    CURRENT MATTERS

      GOING PRIVATE TRANSACTION

      On October 6, 2004, the Company announced that Midland Fabricators and Process Systems, LLC, the owner of 90.1% of the outstanding common shares of the Company, intends to take the Company private pursuant to the Louisiana short form merger law. Since the statute permits the holder of 90% interest in a Louisiana corporation to use this type of merger to cash out other shareholders, the transaction requires no action on the part of the Company's board of directors or shareholders. Midland will pay $0.20 per share to all other shareholders of the Company. As part of the merger transaction, shareholders who are not willing to accept the merger price will have the right to exercise their dissenter's rights under Louisiana law. On September 30, 2004, Midland converted $2.7 million of its convertible debenture into 771,000 shares of the Company's common stock at a conversion price of $3.50 per share, which resulted in Midland increasing its ownership to 90.1% of the outstanding common stock of the Company. This conversion resulted in additional interest expense of $643,000 during the quarter related to the write off of the unamortized discount on the debentures that were converted.

      OPERATING LOSSES AND DISCONTINUED OPERATIONS

      Prior to and since the initiation of the Midland Recapitalization and Investment Transaction in April 2002, described more fully below, the Company has been incurring losses from operations. In response to this situation, the Company has eliminated noncore businesses and excess facilities, reduced overhead and restructured its management team and operations in an effort to return to profitability. In the three- and nine-month periods ended September 30, 2004, the Company incurred a net loss from continuing operations before income taxes of $1.1 million and $3.3 million, respectively. Management has initiated a plan to sell the rig fabrication facility and the process systems fabrication facility. Losses from operations of the discontinued process systems segment were $149,000 and $1.5 million, respectively, for the same periods. Losses from operation of the discontinued rig fabrication segment were $221,000 and $3.6 million, respectively for the same periods. The nine-month period ended September 30, 2004 includes a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit, which is included in the process systems segment, and which was recorded in the quarter ended March 31, 2004. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company. Included in the net loss from continuing operations before income taxes for the three- and nine-month periods ended September 30, 2004 are selling, general and administrative expenses of $458,000 and $1.8 million, respectively, and interest expense of $1.2 million and $2.3 million, respectively. Current pricing for the Company's services and the level of utilization of the Company's main fabrication facilities have not resulted in operating profits sufficient to cover these costs.

      Operations at the Company's fabrication facility in Lake Charles, Louisiana throughout the first three quarters of 2004 related to one significant project at the facility, which was completed in April 2004. In the three-month period ended September 30, 2004, this facility produced an operating loss of $220,000. During the nine-month period ended September 30, 2004, the facility produced revenue of $3.8 million and an operating loss of $303,000. Upon completion of the project referred to above, there was no backlog for the facility, and as a result management decided to temporarily idle this facility. The Company had received an offer to acquire the facility for $2.5 million in cash and notes. Based on the current state of the drilling rig market, the low business level related to projects that could be placed at the facility, and the offer received to acquire the facility, the Company reduced the carrying value of the facility to $2.5 million and recorded an impairment loss on these assets of $3.3 million in the second quarter of 2004. During the September 2004 quarter, these negotiations ceased and the Company engaged a real estate broker and placed the facility for sale by closed bid auction held on November 18, 2004. The Company is currently negotiating the final documents to sell the facility, which will allow the recovery of the recorded value of the facility.

      The Company recovered an income tax carryback refund of $2.2 million plus interest of $890,000 during the September quarter upon completion of an IRS review. This refund was not previously anticipated fully, pending the completion of this IRS review. The funds were used to pay down amounts owed to Midland. The refund resulted in the Company recognizing income tax benefit of $2.2 million. Previously, the Company had recorded a valuation reserve against all tax net operating losses available for carryback refund treatment.

      FINANCIAL RELIANCE ON MIDLAND

      The Company renewed the Credit Agreement in November 2003, with Midland's continuing guarantee, and extended the maturity to January 31, 2005. As a result, the amounts outstanding under the Credit Agreement were classified as noncurrent in the December 31, 2003 balance sheet and are classified as current in the September 30, 2004 balance sheet. Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the nine months ended September 30, 2004, Midland advanced $12.1 million to the Company for working capital, of which $2.6 million remains unpaid at September 30, 2004 and is classified as a current liability. At December 31, 2003, Midland was owed $5.9 million related to advances under this informal arrangement, which was classified as a current liability. As a result of classifying the amounts outstanding related to the Credit Agreement and the informal arrangement with Midland, the Company has working capital deficits of $6.1 million at September 30, 2004 and $1.3 million at December 31, 2003. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. At December 31, 2002, Midland provided a standby letter of credit to a customer in support of a contract, which was completed during the March 2004 quarter. The letter of credit expired in March 2004. Since that time, the Company has been awarded contracts totaling $13.1 million, which have required a financial guarantee or letter of credit from Midland. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months and that guarantees from Midland are necessary to win contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees to the Company when needed in the future, the Company will not be able to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business, or could be unable to qualify for contract awards. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

      If the Company is unsuccessful in its efforts to return to profitability or obtain necessary capital from Midland as needed, it will not be able to meet its obligations in the ordinary course of business and remain a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

4.    CONTRACTS IN PROGRESS

      Information pertaining to contracts in progress at September 30, 2004 and December 31, 2003 consisted of the following:

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2004           2003
                                                                           ----------------------------
                                                                                (In thousands)
Costs incurred on uncompleted contracts                                    $ 19,027          $ 48,876
Estimated loss                                                                 (146)           (2,866)
                                                                           --------          --------
                                                                             18,881            46,010
Less billings to date                                                       (19,546)          (45,598)
                                                                           --------          --------
                                                                           $   (665)         $    412
                                                                           ========          ========

Included in the accompanying balance sheets under the following captions:
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                              $    299          $  1,287
      Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                  (964)             (875)
                                                                           --------          --------
                                                                           $   (665)         $    412
                                                                           ========          ========

      Accounts receivable includes unbilled receivables and retainages, respectively, of $10,000 and $11,000 at September 30, 2004, and of $138,000 and $10,000 at December 31, 2003.

The Company had contract loss reserves of $8,000 at September 30, 2004 and $697,000 at December 31, 2003. At September 30, 2004, this reserve relates to one platform fabrication contract that is substantially complete. The reserve for this contract at December 31, 2003 was $9,000. Substantially all of the contract reserves recorded at December 31, 2003 were realized in the nine-month period ended September 30, 2004.

5.    CREDIT FACILITY

      On November 18, 2002, the Company entered into a Commercial Business Loan Agreement with Whitney National Bank (the "Credit Agreement"), which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. The Credit Agreement is guaranteed by Nassau Holding Company (an affiliate of Midland), the subsidiaries of Unifab, and the principle members of Midland, and is secured by the assets of Universal Fabricators, LLC and Allen Process Systems, LLC, both wholly-owned subsidiaries of the Company. At September 30, 2004, the Company had $7.9 million in borrowings and letters of credit totaling $3,000 outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.420% at September 30, 2004), at the Company's discretion. The Credit Agreement matures January 31, 2005. The Company expects to renew its Credit Agreement under the same general terms and with the continuing guarantee of Nassau Holding Company.

6.    INCOME TAXES

      The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As of September 30, 2004, the Company recorded deferred tax assets of $21.2 million, including $20.7 million related to net operating loss carryforwards which, if not used, expire in years 2020 through 2024. The ability of the Company to utilize net operating loss carryforwards is limited on an annual basis because the Midland transaction resulted in a change in control under the current tax regulations. The Company has recorded a valuation allowance of $18.4 million to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed deferred tax liabilities because the Company believes that it is more likely than not that these deferred tax assets will not be utilized.

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

      The denominator in the table below includes the common shares related to these Series A Preferred Shares as if they had been converted into shares of common stock on August 13, 2002, the date of the Midland Investment and Recapitalization Transaction. All prior periods weighted average share and option amounts have been restated for the effect of the reverse stock split. Midland's $10,652,000 convertible debenture is convertible into Unifab common stock at a conversion price of $3.50 per share on a post reverse split basis, for a total of 3,043,400 shares of common stock. On September 30, 2004, Midland converted $2,698,500 of the convertible debenture into 771,000 shares of Unifab common stock. Since the conversion price is "out-of-the-money," the remaining shares are anti-dilutive and are not included in the computation of diluted earnings per share during periods when the Company incurs a loss.

      The following table sets forth the computation of basic and diluted earnings (loss) per share giving retroactive effect to the assumed conversion of Midland's 738 shares as of August 13, 2002 and giving effect to the one-for-ten reverse stock split:

                                           THREE MONTHS ENDED SEPTEMBER 30      NINE  MONTHS ENDED SEPTEMBER 30
                                           -------------------------------      -------------------------------
                                              2004               2003               2004               2003
                                           ----------        -------------      -----------       -------------
                                                         (In thousands, except per share data)
Numerator:

    Net income (loss)                      $      722        $     (3,642)      $   (6,206)       $      (6,263)

Denominator:

    Weighted average shares of
     common stock outstanding                   8,235               8,193            8,219                  813
    Effect of issuance of convertible
     preferred stock on weighted
     average shares of common stock                 -                   -                -                7,380
                                           --------------------------------------------------------------------
    Denominator for basic and diluted
     earnings per share - weighted
     average shares                             8,235               8,193            8,219                8,193
                                           ====================================================================
Basic and diluted income (loss) per
     share                                 $     0.09        $      (0.44)      $    (0.76)       $       (0.76)
                                           ====================================================================

      Options with an exercise price greater than the average market price of the Company's common stock for the year and options outstanding during years where the Company incurs a net loss are anti-dilutive and, therefore, not included in the computation of diluted earnings per share. During the nine month period ended September 30, 2004, 50,000 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company. During the three month period ended September 30, 2004, these securities were anti-dilutive because the exercise prices of the securities exceeded the price per share of the common stock. During the period ended September 30, 2003, 133,500 options and 6,000 warrants outstanding were anti-dilutive due to the net loss incurred by the Company.

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

      Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                -------------------------------------------------------
                                                  2004           2003           2004          2003
                                                -------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported                  $    722      $ (3,642)      $ (6,206)      $ (6,263)
Add: Total stock-based employee
  compensation expense included in
  reported net loss, net of related tax
  effects                                              -             -              -              -
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          -            (4)             -            (18)
                                                ----------------------------------------------------
Pro forma net income (loss)                     $    722      $ (3,646)      $ (6,206)      $ (6,281)
                                                ====================================================

Income (loss) per share
    Basic and diluted, as reported              $   0.09      $  (0.44)      $  (0.76)      $  (0.76)
                                                ====================================================
    Basic and diluted, pro forma                $   0.09      $  (0.45)      $  (0.76)      $  (0.77)
                                                ====================================================

Weighted average fair value of grants           $      -      $      -       $      -       $   0.16
                                                ====================================================

      Black-Scholes option pricing model assumptions:

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         2004                   2003
                                                         -------------------------------
Risk-free interest rate                                   N/A                    1.82%
Volatility factor of the expected market
 price of UNIFAB stock                                    N/A                   1.072
Weighted average expected life of the
 option                                                   N/A                 2 years
Expected dividend yield                                    -                        -

There were no option grants in the three-month periods ended September 30, 2004 and 2003.

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

      LETTERS OF CREDIT

      In the normal course of its business activities, the Company is required to provide letters of credit to secure performance. At September 30, 2004, letters of credit totaling $3,000 were outstanding under the Credit Agreement.

      EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with one of its former officers. This agreement terminates on August 18, 2006. The minimum annual compensation commitment by the Company under this agreement is $60,000.

      LEASES

      The Company leases land, upon which portions of its structural fabrication and process equipment fabrication facilities in New Iberia are located, under noncancelable operating leases. The leases expire in 2013 for the structural fabrication facility with one 10-year renewal option, and in 2006 for the process equipment facilities with one 10-year renewal option. The Company also leases its facility in Lake Charles under a noncancelable operating lease. The lease expires in 2005 and has two five-year renewal options. At September 30, 2004, the Company had approximately $9.5 million in aggregate lease commitments under operating leases, of which $0.7 million is payable during the next twelve months.

9.    RELATED PARTY TRANSACTIONS

      Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at Midland's discretion, from time to time. During the nine month period ended September 30, 2004, Midland advanced amounts to the Company for working capital, which were repaid and readvanced from time to time as needed. At September 30, 2004, $2,600,000 was outstanding and owed to Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not make available such additional funding to the Company when needed in the future, the Company would not be able to meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

      The Company provides health care benefits to its employees under a plan that covers the employees of companies owned by Nassau Holding Company, an affiliate of Midland ("Nassau"), including the employees of Nassau. In the nine-month periods ended September 30, 2004 and 2003, the Company incurred costs of approximately $1,477,000 and $1,319,000, respectively, for coverage under this plan.

      Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three- and nine-month periods ended September 30, 2004 and 2003 are $45,000 and $135,000, respectively, related to these services. At September 30, 2004, all amounts relative to these services had been paid.

      In the three-month period ended September 30, 2004, the Company had no contracts with any affiliates of Midland and had no uncollected receivables related to prior contract activity with any affiliates of Midland. In the nine-month period ended September 30, 2003, the Company executed several contracts with Ridgelake Energy, Inc. to fabricate a platform and design and manufacture process equipment. The total value of these contracts was $6.9 million. In the three- and nine-month periods ended September 30, 2003, $1.7 million and $6.9 million, respectively, in revenue, and $278,000 and $920,000, respectively, in gross profit was recognized related to these contracts. At September 30, 2003, the Company had $579,000 receivable from Ridgelake Energy, Inc. related to these contracts. Ridgelake Energy, Inc. is owned and controlled by Mr. William A. Hines, Chairman of our Board of Directors, and his family.

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

      The following tables show information about the revenue, profit or loss, depreciation and amortization, assets and expenditures for long-lived assets of each of the Company's reportable segments for the three-and nine-month periods ended September 30, 2004 and 2003. Segment assets do not include intersegment receivable balances as the Company believes inclusion of such assets would not be meaningful. Segment assets are determined by their location at period end. Some assets that pertain to the segment operations are recorded on corporate books, such as prepaid insurance. These assets have been allocated to the segment in a manner that is consistent with the methodology used in recording the segment's expense.

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30                         SEPTEMBER 30
                                          -----------------------------------------------------------------
                                            2004            2003                2004                2003
                                          -----------------------------------------------------------------
                                                                 (IN THOUSANDS)
Segment revenue:
  Platform fabrication                    $ 7,744         $  10,312         $    23,095         $   27,101
  Process systems (b)                       1,727             3,068               5,890             10,018
  Drilling rig fabrication (b)                107             2,475               3,803              2,742
  Intersegment eliminations                     -                 -                   -                  -
                                          -------         ---------         -----------         ----------
                                          $ 9,578         $  15,855         $    32,788         $   39,861
                                          =======         =========         ===========         ==========
Segment income (loss):
  Platform fabrication                    $  (390)        $  (1,207)        $      (553)        $     (820)
  Process systems (b)                        (124)             (351)             (1,275)              (763)
  Drilling rig fabrication (a) (b)           (220)           (1,004)             (3,522)            (1,326)
                                          -------         ---------         -----------         ----------
                                             (734)           (2,562)             (5,350)            (2,909)
  Interest expense                         (1,216)             (489)             (2,293)            (1,454)
  Interest income                             890                 -                 898
  Unallocated corporate overhead             (430)             (591)             (1,673)            (1,900)
                                          -------         ---------         -----------         ----------
  Loss before income tax                  $(1,490)           (3,642)        $    (8,418)            (6,263)
                                          =======         =========         ===========         ==========

(a) Included in the Drilling rig fabrication segment loss for the nine month period ended September 30, 2004 is an impairment loss of $3.3 million on the Lake Charles facility

(b) The Company has initiated a plan to sell the facilities related to the process systems segment and the drilling rig fabrication segment and discontinue these segments

Total assets of the Company by segment are as follows as of September 30, 2004 and December 31, 2003:

                                       SEPTEMBER 30, 2004       DECEMBER 31, 2003
                                       ------------------------------------------
                                                     (IN THOUSANDS)
Segment assets at end of period:
  Platform fabrication                      $  20,227               $  22,500
  Process systems                               3,978                   6,827
  Drilling rig fabrication                      2,702                   9,746
                                            ---------               ---------
                                               26,907                  39,073
  Corporate                                       620                   1,146
                                            ---------               ---------
                                            $  27,527               $  40,219
                                            =========               =========

11.   COMPREHENSIVE INCOME

      The following is a summary of the Company's comprehensive income (loss) for the three- and nine- month periods ended September 30, 2004 and 2003.

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30                SEPTEMBER 30
                                      ----------------------------------------------------
                                       2004        2003            2004             2003
                                      ----------------------------------------------------
                                                      (IN THOUSANDS)
Net income (loss)                     $ 722     $  (3,642)     $   (6,206)     $    (6,263)
Currency translation adjustment           -            (5)              -               36
                                      -----     ---------      ----------      -----------
                                      $ 722     $  (3,647)     $   (6,206)     $    (6,227)
                                      =====     =========      ==========      ===========

12.   DISCONTINUED OPERATIONS

      During the September 2004 quarter, the Company initiated a plan to sell the fabrication facilities related to the process systems segment and rig fabrication segment and discontinue operations in those segments.

      Revenues and loss from discontinued operations were:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30              SEPTEMBER 30
                                                 -----------------------------------------------
                                                   2004         2003         2004         2003
                                                 -----------------------------------------------
                                                                 (IN THOUSANDS)
Revenue from process systems segment             $  1,727     $  3,068     $  5,890     $ 10,018
Revenue from drilling rig fabrication segment         107        2,475        3,803        2,742

Loss from process systems segment                $   (124)    $   (351)    $ (1,275)    $   (763)
Loss from drilling rig fabrication segment           (220)      (1,004)      (3,522)      (1,326)

      Assets and liabilities from discontinued operations were:

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       2004              2003
                                                   ------------------------------
                                                           (IN THOUSANDS)
Process systems segment assets (a)                   $    2,695        $    4,486
Drilling rig fabrication segment assets (b)               2,691             9,488

Process systems segment liabilities                  $      218        $      630
Drilling rig fabrication segment liabilities                 11             1,609

(a) Assets from discontinued operations exclude process systems segment assets related to rental compressor operations of $1,271,000 and $2,193,000 at September 30, 2004 and December 31, 2003, respectively. The Company continues to rent these compressors.

(b) The Company recognized an impairment charge of $3,307,000 on drilling rig fabrication segment assets in the three-month period ended June 30, 2004.

Significant components of assets of discontinued operations at September 30, 2004 were as follows:

                                                 PROCESS SYSTEMS     DRILLING RIG
                                                     ASSETS       FABRICATION ASSETS
                                                 -----------------------------------
                                                           (IN THOUSANDS)
      Accounts receivable                              $  647           $  189
      Costs and earnings in excess of billings            801                -
      Property, plant and equipment                     1,075            2,500
      Other assets                                        172                2
                                                       ------           ------

 Total assets                                          $2,695           $2,691
                                                       ======           ======

13.   SHUT DOWN OF ALLEN PROCESS SYSTEMS LIMITED

      On June 12, 2003, at a meeting of the creditors of Allen Process Systems Limited, Mr. Tony Freeman of Tony Freeman & Company, New Maxdov House, Manchester, England was appointed as Liquidator of Allen Process Systems Limited ("APS Limited"), located in London, England, for the purposes of ceasing and voluntarily winding up operations of that company. The Company, as the sole shareholder of APS Limited, ratified Mr. Freeman's appointment. APS Limited was acquired by the Company in June 1998 and has provided engineering and project management services for process systems mainly to Europe and the Middle East. Allen Process Systems, LLC, a wholly owned subsidiary of the Company has provided these services since that time. The Company does not expect that ceasing and winding up operations of APS Limited will have a material impact on the consolidated financial statements of the Company.

14.   NEW ACCOUNTING PRONOUNCEMENTS

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

SUMMARY

      During the three- and nine- month periods ended September 30, 2004:

        - On October 6, 2004, the Company announced that Midland Fabricators and Process Systems, LLC, the owner of 90.1% of the outstanding common shares of the Company, intends to take the Company private pursuant to the Louisiana short form merger law. Since the statute permits the holder of 90% interest in a Louisiana corporation to use this type of merger to cash out other shareholders, the transaction requires no action on the part of the Company's board of directors or shareholders. Midland will pay $0.20 per share to all other shareholders of the Company. As part of the merger transaction, shareholders who are not willing to accept the merger price will have the right to exercise their dissenter's rights under Louisiana law.

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

        - Since the Midland Transaction, Midland has provided financial, operational, and management support to the Company. During the nine-month period ended September 30, 2004, the Company funded operations and capital expenditures through advances from Midland. At September 30, 2004, the Company had $2.6 million in advances from Midland and $7.9 million outstanding under its line of credit, which is guaranteed by Midland. The liquidity afforded by these advances from Midland was necessary for the Company to meet its obligations and fund operations. However, the Company has no control over whether Midland will provide additional funding in the future and does not know whether such additional funding will be available from Midland as the Company requires it. If Midland does not provide such additional funding in the future as the Company requires it, the Company will be unable to meet its obligations, including obligations under its line of credit, in the ordinary course of business.

        - Revenue for the three-month period ended September 30, 2004 decreased from the same period last year by 25% to $7.7 million. In the nine-month period ended September 30, 2004, revenue decreased 16% to $23.1 million. The platform fabrication segment and the process systems segment decreased relative to the same period last year, which was offset in part by an increase in revenue in the drilling rig fabrication segment. During the quarter ended September 30, 2004, the Company entered into a plan to dispose of the assets and facilities related to its process systems design and manufacture and drilling rig fabrication operations. As a result of entering into these plans, the operations of the process systems segment and the drilling rig fabrication segment have been accounted for as discontinued operations.

        - Cost of sales for the three- and nine-month periods ended September 30, 2004 decreased compared to the same periods last year. Cost of sales exceeded revenue in the three- and nine- month periods ended September 30, 2004.

        - Selling, general and administrative expenses were reduced by approximately 22% in the three-month period ended September 30, 2004, compared to the same period in 2003, and by approximately 7% in the nine-month period ended September 30, 2004, compared to the same period last year. This was achieved mainly by reducing administrative personnel and other administrative costs over the respective periods.

        - The Company received a carryback refund of income taxes in the amount of $2.2 million in the September 2004 quarter plus interest of $890,000.

        - The Company recorded an impairment charge of $3.3 million in the June 2004 quarter related to the facility in Lake Charles, Louisiana, which is idle at this time. The charge increased the drilling rig fabrication segment operating loss and reduced the recorded value of the facility to $2.5 million.

        - The Company recorded a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit during the first quarter of 2004, which increased the process systems segment operating loss. As part of the Company's ongoing evaluation and reorganization of operations, the Company suspended engineering and maintenance operations related to compressors, including compressors rented from the Company.

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

        - On September 30, 2004, Midland converted $2.7 million of its convertible debenture into 771,000 shares of the Company's common stock at a conversion price of $3.50 per share, which resulted in Midland increasing its ownership to 90.1% of the outstanding common stock of the Company. This conversion resulted in additional interest expense of $643,000 during the quarter related to the write off of the unamortized discount on the debentures that were converted.

 MIDLAND SUPPORT

      Since the Midland Transaction, Midland has provided financial, operational and management support to the Company. Nassau Holding Company (an affiliate of Midland) has guaranteed the Company's Senior Secured Credit Agreement with Whitney National Bank. Under an informal arrangement with the Company, Midland has agreed to provide financial support and funding for working capital or other needs at

Midland's discretion, from time to time. During the nine months ended September 30, 2004, Midland advanced $12.1 million to the Company for working capital, of which $2.6 million remains unpaid at September 30, 2004. From time to time as needed, Midland provides financial guarantees, including letters of credit, in support of contract awards to the Company. Midland provides accounting information system and reporting services to the Company, including maintaining computer hardware and software to process financial information and produce management reports, processing data associated with those reports, assisting in report design and preparation, processing operating and payroll checks, consulting assistance with the design and implementation of financial reporting systems, and other related services. Included in general and administrative expenses for the three- and nine- month periods ended September 30, 2004 and 2003 are $45,000 and $135,000, respectively, related to these services. This support was necessary to stabilize the financial position and operations of the Company. The Company will require the continued support from Midland, or another source of working capital until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

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

RESULTS OF OPERATIONS

      Revenue for the three months ended September 30, 2004 decreased 25% to $7.7 million from $10.3 million for the three months ended September 30, 2003. In the nine-month period ended September 30, 2004, revenue decreased 16% to $23.1 million. Backlog was approximately $7.0 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively.

      Total direct labor hours worked during the three-month period ended September 30, 2004 at the Company's platform fabrication facility decreased 50% from the levels experienced in the same period last year. For the nine-month period ended September 30, 2004, manhours at the platform fabrication facility were approximately 24% lower than for the same period last year.

      Cost of revenue was $8.1 million and $23.1 million for the three- and nine- month periods ended September 30, 2004, compared to $11.3 million and $27.8 million for the same periods last year. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor costs and raw materials) and indirect costs that can be specifically allocated to projects (such as supervisory labor, utilities, welding supplies and equipment costs).

      Gross profit (loss) for the three months ended September 30, 2004 was ($336,000) compared to ($1,044,000) for the same period last year.

      Selling, general and administrative expense decreased to $0.5 million in the three months ended September 30, 2004 and $1.8 million in the nine months ended September 30, 2004, compared to $0.6 million and $2.0 million in the same periods in 2003, respectively. This decrease is mainly due to reduced general and administrative expenses associated with closing underutilized facilities, overall reductions in administrative overhead and employees and the receipt of $150,000 related to an insurance claim.

      Interest expense for the three- and nine-month periods ended September 30, 2004 was higher than the same periods in 2003 due to the higher levels of indebtedness maintained during 2004. Amortization of the discount on the secured, subordinated debenture is being recorded as interest expense. In each of the three-month periods ended September 30, 2004 and 2003, the Company recorded $130,000 of interest expense related to amortization of the discount on the secured subordinated debenture. In each of the nine-month periods ended September 30, 2004 and 2003, the Company recorded $390,000 interest expense related to amortization of the discount on the secured subordinated debenture. On September 30, 2004, Midland converted $2.7 million of its convertible debenture into 771,000 shares of the Company's common stock at a conversion price of $3.50 per share, which resulted in Midland increasing its ownership to 90.1% of the outstanding common stock of the Company. This conversion resulted in additional interest expense of $643,000 during the quarter related to the write off of the unamortized discount on the debentures that were converted.

      The Company recovered an income tax carryback refund of $2.2 million plus interest of $890,000 during the September quarter upon completion of an IRS review. This refund was not previously anticipated fully, pending the completion of this IRS review. The refund resulted in the Company recognizing income tax benefit of $2.2 million. Previously, the Company had recorded a valuation reserve against all tax net operating losses available for carryback refund treatment. No net income tax benefit was recognized on the net loss recorded in the three-month periods ended September 30, 2004 and 2003. In accordance with FAS 109, the Company considered that it had a cumulative pre-tax loss for recent years, which must be carried forward and used to offset future taxable income. The ability of the Company to utilize net operating loss carryforwards is also limited on an annual basis because the transaction with Midland resulted in a change in control under tax regulations. The Company has recorded a valuation allowance to offset the deferred tax asset related to the net operating loss carryforward and other deferred tax assets that exceed net deferred tax liabilities of the Company at September 30, 2004. The valuation allowance reflects the Company's judgment that it is more likely than not that these deferred tax assets will not be realized. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

      Loss from operation of discontinued process systems segment was $149,000 and $1.5 million in the three- and nine- month periods ended September 30, 2004, respectively. Loss from operation of discontinued process systems segment was $458,000 and $1.3 million, respectively, in the same periods in 2003. In the three-month period ended March 31, 2004 the Company recorded an impairment charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. Also included in other operating expenses in the nine-month period ended September 30, 2004 is a $389,000 loss on the disposal of a compressor, which was previously being rented from the Company. During the first quarter of 2004 and as part of the Company's ongoing evaluation and reorganization of operations, the Company decided to suspend engineering and maintenance operations related to compressors, including compressors being rented from the Company. Operating results for these operations are included in the process systems segment and are not significant to the historical operations of the Company.

      Loss from operation of discontinued drilling rig fabrication segment was $221,000 and $3.6 million in the three- and nine- month periods ended September 30, 2004, respectively. Loss from operation of discontinued drilling rig segment was $1.1 million and $1.1 million, respectively, in the same periods in 2003. The loss recognized in the nine-month period ended September 30, 2004 includes an impairment loss of $3.3 million on the Lake Charles facility. Operating losses incurred at the facility, the lack of backlog for the facility and the business outlook resulted in the Company closing the facility early in the June 2004 quarter. In evaluating the recoverability of its investment in the Lake Charles facility, the Company concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and based on this analysis recorded an impairment loss of $3.3 million. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $2.5 million. During the September 2004 quarter, the Company engaged a real estate broker and has placed the facility for sale by closed bid auction held on November 18, 2004. The Company is currently negotiating the completion of the offer on that facility, which does not indicate further impairment.

SEGMENT INFORMATION

      The Company has identified three reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the three- and nine-month periods ended September 30, 2004 and 2003. During the September 2004 quarter, the Company entered into a plan to dispose of the fabrication facilities related to the process systems segment and the drilling rig fabrication segment and discontinue operations related to those segments.

      PLATFORM FABRICATION SEGMENT

      Revenue for the platform fabrication segment decreased 25%, or $2.6 million, to $7.7 million in the quarter ended September 30, 2004 from $10.3 million in the same quarter of 2003. Direct manhours in the September 2004 quarter decreased 50% from the September 2003 quarter. In the nine-month period ended September 30, 2004, revenue decreased 15% from the same period last year to $23.1 million. Segment loss decreased to $390,000 in the September 30, 2004 quarter from $1.2 million in the September 30, 2003 quarter, and to $553,000 in the nine-month period ended September 30, 2004 from $820,000 in the same period last year. Fabrication activity has decreased from last year, and bidding for projects in this segment has remained competitive, causing lower profit margins. In the nine months ended September 30, 2003, segment income was reduced by $292,000 related to the repair of the roof on the Company's main fabrication building. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate reduced segment loss in the three- and nine-month periods ended September 30, 2004.

      PROCESS SYSTEMS SEGMENT

      Revenue for the process systems segment was $1.7 million in the three-month period ended September 30, 2004 compared to $3.1 million in the same quarter last year. In the quarter ended September 30, 2004, direct manhours decreased 46% from the September 2003 quarter. During the September 2004 quarter, the Company has moved all operations related to this segment to its main fabrication yard in New Iberia. As a result of this relocation, the segment loss for the three-month period ended September 30, 2004 was reduced to $124,000 from $351,000 in the same period last year. Savings from the reduction of administrative staff and the shifting of general and administrative functions to corporate decreased the segment loss in the September 30, 2004 quarter. Revenue for the nine-month period ended September 30, 2004 was $5.9 million compared to $10.0 million in the same period last year. Over this period, direct manhours at the facility decreased 39% from the same period last year. Due to this low level of activity and the increase in cost per manhour that resulted from it, segment loss increased in the nine-month period ended September 30, 2004 to $1.3 million from $763,000 in the same period in 2003. Included in segment loss in the nine-month period ended September 30, 2004 was a charge of $260,000 related to goodwill associated with the Company's Compression Engineering business unit. Included in segment loss for the nine-month period ended September 30, 2003 were contract loss reserves of $220,000, including $117,000 recorded because of delays encountered on contracts to provide process equipment that was being manufactured overseas.

      DRILLING RIG FABRICATION SEGMENT

      The drilling rig fabrication segment, revenue was $107,000 in the September 2004 quarter and $2.5 million in the same quarter last year. In the nine-month period ended September 30, 2004, revenue was $3.8 million compared to $2.7 million in the same period last year. Nearly all of the operating results in this segment relate to one significant project performed at the Company's fabrication facility in Lake Charles,

Louisiana. Upon the completion of this project in April 2004, management decided to temporarily idle this facility. In evaluating the recoverability of the investment in the Lake Charles facility, the Company concluded the carrying value of the facility was impaired. The Company then estimated the fair value of the facility based on the related discounted estimated cash flows and based on this analysis recorded an impairment loss of $3.3 million during the June 2004 quarter. The impairment loss reduced the recorded net value of the facility to its estimated fair value of $2.5 million. During the September 2004 quarter, the Company engaged a real estate broker and placed the facility for sale by closed bid auction held on November 18, 2004. The Company is currently negotiating the final documents to sell the facility, which will allow the recovery of the recorded value of the facility.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its business activities through borrowings from time to time as needed from Midland, as more fully described below, funds generated from operations, short - term borrowings on its revolving credit facilities for working capital needs and individual financing arrangements for equipment, facilities improvements, insurance premiums and long-term needs. During the nine-month period ended September 30, 2004, the Company's available funds, $4.2 million generated from operating activities and $23,000 provided by investing activities together funded cash used in financing activities of $4.1 million.

      Under an informal arrangement with the Company, Midland has agreed from time to time to provide financial support and funding for working capital or other needs at Midland's discretion. During the nine months ended September 30, 2004, Midland advanced $12.1 million to the Company for working capital, of which $2.6 million remains unpaid at September 30, 2004 and is classified as a current liability. During the three month period ended September 30, 2004, the Company recovered an income tax carryback refund of $2.2 million plus interest of $890,000, which was used to repay amounts advanced by Midland. At December 31, 2003, Midland was owed $5.9 million related to advances under this informal arrangement, which was classified as a current liability. As a result of classifying the amounts outstanding related to the informal arrangement with Midland and the Credit Agreement as current liabilities, the Company has a working capital deficit of $6.1 million at September 30, 2004. The liquidity afforded by the advances from Midland was necessary for the Company to meet its obligations and fund operations throughout the nine months ended September 30, 2004. Since the Midland investment, the Company has received contracts, which have required a financial guarantee or letter of credit from Midland. Management believes that additional funds available from Midland under the informal arrangement described above are necessary to fund its working capital needs and planned capital expenditures for the next 12 months and that guarantees from Midland are necessary to win contract awards. However, the Company has no control over whether Midland will provide additional funding or financial guarantees in the future and does not know whether such additional funding or financial guarantees will be available from Midland as the Company requires them. If Midland does not provide such additional funding or financial guarantees when needed in the future, the Company will not be able to satisfy its working capital requirements and meet its obligations, including obligations under the Credit Agreement, in the ordinary course of business. The Company requires the continued support from Midland until such time as it has sustained profitable operations and its financial condition is stable and no longer requires this support.

      On November 18, 2002, the Company entered into a Commercial Business Loan with Whitney National Bank (the "Credit Agreement"), guaranteed by Nassau Holding Company, an affiliate of Midland, the subsidiaries of Unifab, and the principal members of Midland and secured by all of the assets of the Company, which provides for up to $8.0 million in borrowings for working capital purposes, including up to $2.0 million in letters of credit under a revolving credit facility. At September 30, 2004 and December 31, 2003, respectively, the Company had $7.9 million in borrowings and letters of credit totaling $3,000 outstanding under the revolving credit facility. Borrowings under the Credit Agreement bear interest at Libor plus 1.75% or the Prime rate (3.420% at September 30, 2004), at the Company's discretion. The Credit Agreement matures January 31, 2005. The Company expects to renew its Credit Agreement under the same general terms and with the continuing guarantee of Nassau Holding Company.

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

                                                             Payment due by year
                                        -----------------------------------------------------------------
                                        Remainder                                                 Beyond
                                Total      2004       2005        2006       2007       2008       2008
                               -------  ---------    -------    -------    -------    -------    --------
Operating lease obligations    $ 9,528    $   167    $   669    $   669    $   669    $   669    $  6,685
Settlement of lawsuit              300        300          -          -          -          -           -
Long-term debt                  10,564      2,662      7,902          -          -          -           -
Secured, subordinated notes
 payable                         6,848          -      2,139      4,709          -          -           -
Secured, subordinated,
 convertible debenture           7,953          -          -          -      2,130      2,130       3,693
                               -------    -------    -------    -------    -------    -------    --------
                               $35,193    $ 3,129    $10,710    $ 5,378    $ 2,799    $ 2,799    $ 10,378
                               =======    =======    =======    =======    =======    =======    ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $25.5 million, substantially all of the Company's debt, was variable, based on short-term interest rates. A general increase of 1.0% short-term market interest rates would result in additional interest cost of $255,000 per year if the Company were to maintain the same debt level and structure.

      The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The subsidiary is being liquidated, and therefore there are no operations at September 30, 2004. However, the liquidation proceeds are held in British Pounds pending the resolution of the liquidation and final distribution of the proceeds, if any. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact the final amount distributed; however, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2004.

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

      There have been no significant changes in the Company's internal control over financial reporting or in other factors during the first three quarters of fiscal year 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
 Number                                    Description
-------                                    -----------
  31.1      Certification pursuant to Exchange Act 13a-15 and 15d-15(e)
            accompanying and furnished with this quarterly report on Form 10-Q for the nine-month period ended September 30, 2004

31.2 Certification pursuant to Exchange Act 13a-15 and 15d-15(e) accompanying and furnished with this quarterly report on Form 10-Q for the nine-month period ended September 30, 2004

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the nine-month period ended
        September 30, 2004

32.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (18 U.S.C. Section 1350, as adopted) accompanying and furnished with this quarterly report on Form 10-Q for the nine-month period ended
        September 30, 2004

99.1    Press release issued by the Company on October 6, 2004 announcing
        Midland Fabricators and Process Systems, LLC, intentions to take the Company private.

(b)  Reports on form 8-K

     On October 7, 2004, the Company filed a current report on Form 8-K dated October 6, 2004 related to the press release issued on October 6, 2004 announcing that Midland Fabricators and Process Systems, LLC, the owner of 90.1% of the outstanding shares of the Company's common stock, intends to take the Company private pursuant to the Louisiana short form merger law.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIFAB International, Inc.

Date January 24, 2005                        /s/ Frank J. Cangelosi, Jr.
                                             --------------------------
                                             Frank J. Cangelosi, Jr.
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)